Form 10QSB
period 1996-03-31
NW VENTURE CORP
filed 1996-05-14
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                           FORM 10-QSB

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 31, 1996

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to


                Commission file number 33-83418-LA


                         NW VENTURE CORP.
(Exact name of Small Business Issuer as Specified in its Charter)


Delaware                                               93-1138967
(State or Other Jurisdiction                      I.R.S. Employer
of Incorporation or                                Identification
Organization)                                             Number)

             501 S.E. Columbia Shores Boulevard, #350
                   Vancouver, Washington 98661
             (Address of Principal Executive Offices)

                          (360) 737-6800
         (Issuer's Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    X              No


State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

          Common, $.0001 par value per share: 4,500,000
                  outstanding as of May 1, 1996

                  PART I - FINANCIAL INFORMATION

                         NW VENTURE CORP.

                   PERIOD ENDED MARCH 31, 1996


     The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods being reported. Additionally, it should be noted that the accompanying condensed financial statements do not purport to be complete disclosures in conformity with generally accepted accounting principles.

     The results of operations for the three months ended March
31, 1996 are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1996.

     These condensed statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1995.

                               NW VENTURE CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET
                                MARCH 31, 1996

ASSETS
CURRENT ASSETS

  Cash in bank                       $  1,167

    TOTAL CURRENT ASSETS                               $  1,167

OTHER ASSETS

Organization Expenses
(Net of Amortization)                $    283
Escrow Account                         45,867

    TOTAL OTHER ASSETS                                   46,150

    TOTAL ASSETS                                        $47,317


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Interest payable                   $    544
  Loans payable
  (on demand with interest at 7%)       4,000

    TOTAL CURRENT LIABILITIES                          $ 4,544

STOCKHOLDERS' EQUITY

  Common stock, $.0001 par value,
  50,000,000 shares authorized,
  4,500,000 shares issued and
  outstanding (Note 2)              $    450

  Capital in excess of par value      50,550

  Deficit accumulated during
  development stage                   (8,227)

    TOTAL STOCKHOLDERS' EQUITY                          42,773

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                               $47,317

                               NW VENTURE CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS


                                   FOR THE PERIOD
                                   1/1/96       1/1/95
                                   THROUGH      THROUGH
                                   3/31/96      3/31/95
REVENUE                            $        0   $        0

EXPENSES                                  665          253

NET (LOSS) FROM OPERATIONS         $     (665)  $     (253)


OTHER INCOME:
  INTEREST                                535           17

NET (LOSS)                         $     (130)  $     (236)

(LOSS) PER SHARE                   $        0   $        0

AVERAGE NUMBER OF
 SHARES OUTSTANDING                 4,500,000    4,000,000

                               NW VENTURE CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOW
                          INCREASE (DECREASE) IN CASH


                                        FOR THE PERIODS
                                        1/1/96      1/1/95
                                        THROUGH     THROUGH
                                        3/31/96     3/31/95
Cash flows from operating
activities:                             $    (130)  $    (236)

  Net income

  Adjustment to reconcile net
   income to net cash provided
   by operating activities:

    Amortization                               25          25
     Increase in interest payable              70          70

  Net cash provided (used) by
    operating activities                $     (35)  $    (141)

Cash flows from financing
 activities:

  Increase in escrow account                 (525)          0

  Net cash provided (used) by
    financing activities                $    (525)  $       0

Net increase (decrease) in cash         $    (560)  $    (141)

Cash at beginning of period                 1,727       2,425

Cash at end of period                   $   1,167   $   2,284


Item 2.   Management's Discussion and Analysis or Plan of
Operation.

     The Company is in the development stage and, in October 1995, completed an initial public offering (the "Offering") pursuant to a Registration Statement declared effective by the Securities and Exchange Commission on June 30, 1995 and sold 500,000 shares of its common stock, $.0001 par value, at a price of $.10 per share. The Offering was conducted directly by the Company without the use of a professional underwriter. The Company is a "blank check" company subject to Rule 419 of Regulation C which was organized to obtain funding from persons purchasing in the Offering in order to provide a vehicle to take advantage of business opportunities which management believes arise from time to time.

     Except for 10% of the deposited funds (10% of $50,000, or $5,000) which was released under Rule 419 upon completion of the Offering, the deposited funds and the securities to be issued to subscribers are remaining in escrow and may not be released until an acquisition meeting certain specified criteria has been made and a sufficient number of subscribers reconfirm their investment in accordance with the procedures set forth in Rule 419.

     The Company has entered into negotiations to acquire a business opportunity but no assurance can be given that an agreement will be signed or that the transaction will be completed.

     The Company had no revenues for the three months ended March 31, 1996. The Company had a net loss of $(130) for the three months ended March 31, 1996 as compared to a net loss of $(236) for the three months ended March 31, 1995. In addition, at March 31, 1996, the Company had total assets of $47,317 (which amount includes $45,867 of deposited funds being held in escrow pursuant to Rule 419) and total liabilities of $4,544.

     There can be no assurance that an acquisition can be done which meets the requirements of Rule 419 of Regulation C under the Securities Act of 1933, as amended. Rule 419 was adopted to strengthen the regulation of securities offerings by "blank check" companies.

                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security-Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          There are no exhibits applicable to this Form 10-QSB.

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 1996.

          None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NW VENTURE CORP.
                                   (Registrant)



Dated: May 13, 1996                By:  /s/Martin Rifkin
                                        Martin Rifkin,
                                        President



Dated: May 13, 1996                By:  /s/Martin Rifkin
                                        Martin Rifkin,
                                        Principal Financial
                                        Officer