Form 10QSB
period 1996-06-30
NW VENTURE CORP
filed 1996-08-14
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                         FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended JUNE 30, 1996

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

             Common, $.0001 par value per share: 4,500,000
                   outstanding as of August 1, 1996

                    PART I - FINANCIAL INFORMATION

                         NW VENTURE CORP.

                    PERIOD ENDED JUNE 30, 1996


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

     The results of  operations  for the six months ended June 30, 1996 are not  necessarily  indicative of the  results  of  operations  that  may  be expected for the full fiscal year ending December 31, 1996.

     These condensed  statements  should  be  read  in conjunction with the

Company's financial statements for the year ended December 31, 1995.

                     NW VENTURE CORP.
               (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEET
                       JUNE 30, 1996

                          ASSETS

CURRENT ASSETS

  Cash in bank                          $    681

    TOTAL CURRENT ASSETS                              $    681

OTHER ASSETS

Organization Expenses
 (Net of Amortization)                  $    258
Escrow Account                            46,376

    TOTAL OTHER ASSETS                                  46,634

    TOTAL ASSETS                                      $ 47,315


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Interest payable                      $    614
  Loans payable
  (on demand with interest at 7%)          4,000

    TOTAL CURRENT LIABILITIES                         $  4,614

STOCKHOLDERS' EQUITY

  Common stock, $.0001 par value,
   50,000,000 shares authorized,
   4,500,000 shares issued and
   outstanding (Note 2)                 $    450

  Capital in excess of par value          50,550

  Deficit accumulated during
   development stage                      (8,299)

    TOTAL STOCKHOLDERS' EQUITY                          42,701

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 47,315

                     NW VENTURE CORP.
               (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF OPERATIONS




                                                 FOR THE PERIOD

                                        4/1/96       4/1/95
                                        THROUGH      THROUGH
                                        6/30/96      6/30/95
REVENUE                                 $       0    $       0

EXPENSES                                      588           95

NET (LOSS) FROM OPERATIONS              $    (588)   $     (95)


OTHER INCOME:
  INTEREST                                    516           16

NET (LOSS)                              $     (72)   $     (79)

(LOSS) PER SHARE                        $       0    $       0

AVERAGE NUMBER OF
 SHARES OUTSTANDING                     4,500,000    4,000,000

                     NW VENTURE CORP.
               (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF OPERATIONS




                                            FOR THE PERIOD

                                         1/1/96       1/1/95
                                         THROUGH     THROUGH
                                         6/30/96     6/30/95
REVENUE                                  $       0   $        0

EXPENSES                                     1,253          348

NET (LOSS) FROM OPERATIONS               $  (1,253)  $     (348)


OTHER INCOME:
  INTEREST                                   1,051           33

NET (LOSS)                               $    (202)   $    (315)

(LOSS) PER SHARE                         $       0    $       0

AVERAGE NUMBER OF
 SHARES OUTSTANDING                      4,500,000    4,000,000


                     NW VENTURE CORP.
               (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CASH FLOW
                INCREASE (DECREASE) IN CASH



                                            FOR THE PERIODS

                                          1/1/96       1/1/95
                                          THROUGH      THROUGH
                                          6/30/96      6/30/95
Cash flows from operating activities:     $    (202)   $    (315)

  Net income

  Adjustment to reconcile net income
   to net cash provided by operating
   activities:

     Amortization                                50           50
     Increase in interest payable               140          140

  Net cash provided (used) by
    operating activities                  $     (12)   $    (125)

Cash flows from financing activities:

  Payment for prepaid offering expenses           0         (817)

  Increase in escrow account                 (1,034)           0

  Net cash provided (used) by
    financing activities                  $  (1,034)   $    (817)

Net increase (decrease) in cash           $  (1,046)   $    (942)

Cash at beginning of period                   1,727        2,425

Cash at end of period                     $     681    $   1,483

Item 2.   Management's Discussion and Analysis or Plan of Operation.

     The  Company  is  in  the  development  stage  and, in  October  1995, completed an initial public offering (the "Offering") pursuant to a Registration Statement (the "Registration Statement") declared effective by the Securities and Exchange Commission ("SEC") on June 30, 1995 and sold 500,000 shares of its common stock, $.0001 par value, at a price of $.10 per share. The Offering was conducted directly by the Company without the use of a professional underwriter. The Company is a "blank check" company subject to Rule 419 of Regulation C which was organized to obtain funding from persons purchasing in the Offering in order to provide a vehicle to take advantage of business opportunities which management believes arise from time to time.

     Except for 10% of the deposited funds (10% of $50,000, or $5,000) which was released under Rule 419 upon completion of the Offering, the deposited funds and the securities to be issued to subscribers are remaining in escrow and may not be released until an acquisition meeting certain specified criteria has been made and a sufficient number of subscribers reconfirm their investment in accordance with the procedures set forth in Rule 419 (the "Reconfirmation Offering").

     The Company had no revenues for the three and six months ended June 30, 1996. The Company had a net loss of $(72) and $(202) for the three and six months ended June 30, 1996 as compared to a net loss of $(79) and $(315) for the three and six months ended June 30, 1995. In addition, at June 30, 1996, the Company had total assets of $47,315 (which amount includes $46,376 of deposited funds being held in escrow pursuant to Rule
419) and total liabilities of $4,614.

     In May 1996, the Company executed an agreement with Cyberia, Inc., a California corporation ("Cyberia"), and its shareholders to acquire all of the issued and outstanding shares of capital stock of Cyberia in exchange for 25,500,000 shares of Common Stock of the Company (the "Acquisition"). In connection with the proposed Acquisition, the Company has filed a Post-Effective Amendment (the "Post-Effective Amendment") to the Registration Statement with the SEC. The Reconfirmation Offering cannot commence until the Post-Effective Amendment has been declared effective by the SEC.

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

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 1996.

          None.

                            SIGNATURES

     In   accordance  with  the  requirements  of  the  Exchange  Act,  the
Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NW VENTURE CORP.
                                   (Registrant)



Dated: August 13, 1996             By: /s/Martin Rifkin
                                       Martin Rifkin,
                                       President



Dated: August 13, 1996             By:  /s/Martin Rifkin
                                        Martin Rifkin,
                                        Principal Financial
                                        Officer