Form 10KSB/A
period 1995-12-31
NW VENTURE CORP
filed 1996-11-04
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB/A

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended DECEMBER 31, 1995

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                Commission file number 33-83418-LA

                         NW VENTURE CORP.
          (Name of Small Business Issuer in Its Charter)

Delaware                                               93-1138967
(State or other jurisdiction                      I.R.S. Employer
of incorporation or                                 Identification
organization)                                             Number)

501 S.E. Columbia Shores Boulevard, #350
Vancouver, Washington                                       98661
(Address of principal                                   (Zip Code)
executive offices)

 Issuer's telephone number, including area code:  (360) 737-6800

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB. [ ]   N/A

State Issuer's revenues for its most recent fiscal year:  None.

As of March 15, 1996, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (500,000 shares) was approximately $50,000 (based
only upon the offering and sale price of the shares to the public).   See Part
II, Item 5 for market information. The number of shares outstanding of the Common Stock ($.0001 par value) of the Issuer as of the close of business on March 15, 1995 was 4,500,000.

            Documents Incorporated by Reference:  None


                            PART I

Item 1.   Description of Business.

     Introduction

     NW Venture Corp. (the "Company") was organized under the laws of the State of Delaware on February 24, 1994. Since inception, the primary activity of the Company has been directed to organizational efforts and obtaining initial financing. In October 1995, the Company completed an initial public offering (the "Offering") pursuant to a Registration Statement declared effective by the Securities and Exchange Commission on June 30, 1995 and sold 500,000 shares of its Common Stock, $.0001 par value, at a price of $.10 per share. The Company is a "blank check" company subject to Rule 419 of Regulation C under the Securities Act of 1933, as amended, which was organized to obtain funding from persons purchasing in the Offering in order to provide a vehicle to take advantage of business opportunities which management believes arise from time to time.

     The Company has entered into negotiations to acquire a business opportunity but no assurance can be given that an agreement will be signed or that the transaction will be completed. In connection therewith, subsequent to the completion of the Offering, the Company commenced efforts to seek a business opportunity in which to acquire. In the course of its investigation, the Company was contacted by a company whose President is the brother of the Company's sole officer and director. Such company indicated that it was interested in seeking the perceived advantages of a publicly-held corporation and requested information from the Company with regard to the recently completed Offering. In turn, the Company requested and has received background information on such company including financial information. As of the date of this report, the parties have begun to negotiate the structure of the transaction whereby it is intended that the Company will acquire all of the issued and outstanding shares of the company in exchange for a controlling interest in the Company.

     Except for 10% of the deposited funds (10% of $50,000 or $5,000) which was released under Rule 419 upon completion of the Offering, the deposited funds and the securities to be issued to subscribers in the Offering are remaining in escrow and may not be released until an acquisition meeting certain specified criteria has been made and a sufficient number of subscribers reconfirm their investment in accordance with the procedures set forth in Rule 419.

     Plan of Operation

     The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to employ the Company's funds in their business or to seek the perceived advantages of a publicly-held corporation. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the business under this caption is purposefully general, not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities and does not take into account that the Company has already entered into negotiations to acquire a business opportunity. No assurance can be given however that this transaction will in fact be consummated.

     The proceeds of the Offering will be used generally for the purpose of identifying, investigating, analyzing and acquiring a business opportunity. Persons purchasing securities in the Offering and other shareholders will likely not have the opportunity to participate in any of these decisions. The Company is referred to as a "blank check" company because investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity.

     Management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited financing. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity in the form of firms which have recently commenced operations, are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. In some instances, a business opportunity may involve the acquisition or merger with a company which does not need substantial additional cash but which desires to establish a public trading market for its common stock. A company which seeks the Company's participation in attempting to consolidate its operations through a merger, reorganization, asset acquisition, or some other form of combination may desire to do so to avoid what it may deem to be adverse consequences of undertaking a public offering itself. Factors considered may include time delays, significant expense, loss of voting control and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking even the limited additional capital which the Company will have and/or the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilities or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has, and will continue to have following the release of all deposited funds from the Offering, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Form 8-K's, agreements and related reports and documents. Nevertheless, the sole Officer and Director of the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     Evaluation of Opportunities

     The analysis of new business opportunities will be undertaken by or under the supervision of the sole Officer and Director of the Company, who is not a professional business analyst. (See "Management"). Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history or operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. The sole Officer and Director of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of his investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

     It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and investors herein must, therefore, depend on the ability of management to identify and evaluate such risks. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activity prior to the Company's participation, and there is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

     The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

     Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Investors should note that the Company has, and will continue to have following the release of all the deposited funds from the Offering insufficient capital with which to make any acquisitions. Accordingly, in any of the transactions alluded to herein, it is likely that the consideration utilized to
make any acquisitions will consist of equity securities.   The
Company has structured its capitalization so that it will have available, upon completion of the Offering, 45,500,000 authorized but unissued shares of Common Stock.

     In the event that an acquisition is made utilizing primarily equity securities (as is expected to be the case), the percentage ownership of present shareholders and of shareholders acquiring securities pursuant to this offering will be diluted, the extent of dilution depending upon the amount so issued. Persons acquiring shares in connection with any acquisition of a business may obtain an amount of equity securities sufficient to control the Company. In addition, the Company's sole Director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders. Further, if the Company were to issue substantial additional securities in any acquisition, such issuance might have an adverse effect on any trading market that might develop in the Company's securities in the future.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions,
or at specified times thereafter.  The  issuance   of  substantial
additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

     The Company intends to structure a merger or acquisition in such a manner as to minimize Federal and State tax consequences to the Company and to any target company. Under Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"), a statutory merger or consolidation is an exempt transaction and may be tax-free if effected in accordance with State law. A tax-free reorganization may require the Company to issue a substantial number of its securities in exchange for the securities or assets of a target firm. Accordingly, the proportional interests of the shareholders of the Company prior to such transaction or reorganization may be substantially less than the proportional interest of such shareholders in the reorganized entity. Even if a merger or consolidation is undertaken in accordance with the Code, there is no assurance that Federal and State tax regulations will not change in the foreseeable future and result in the Company incurring a significant tax liability.

     As part of the Company's investigation, the sole Officer and Director of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

     The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

     With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders, including purchasers in the Offering.

     It is not likely that the Company will have sufficient funds from the proceeds of the Offering to undertake any significant development, marketing, and manufacturing of any products which may be acquired. Accordingly, following the acquisition of any such product, the Company will, in all likelihood, be required to either seek additional debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired products. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing, and manufacturing of any products acquired.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for
accountants, attorneys, and others.   If a decision is made not to
participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

     Further, companies subject to Section 13 or 15(d) of the Exchange Act must furnish certain information about significant acquisitions, including certified financial statements for the company or companies acquired covering one, two or three years, depending upon the relative size of the acquisitions. In addition, if during the Offering the Company determines that a material acquisition is probable, the Company must file a post-effective amendment to the Registration Statement of which this Prospectus is a part. A post-effective amendment would include, pursuant to Regulation S-B promulgated under the Exchange Act, certified financial statements for the company or companies proposed to be acquired. Such an amendment would not be declared effective by the Securities and Exchange Commission until the requisite financial statements are filed. Consequently, if targeted acquisition prospects do not have, or are unable to obtain, the requisite certified financial statements, such acquisitions by the Company would appear to be inappropriate during the Offering and so long as the reporting requirements of the Exchange Act are applicable.

     Rule 419 Prescribed Acquisition Criteria and Reconfirmation

     As previously discussed herein, the Company is subject to Rule 419 under the Act. As such, among other things, any agreement to acquire an acquisition candidate must provide for the acquisition of a business or assets for which the fair market value of the business or assets to be acquired represents at least 80% of the maximum offering proceeds. For purposes of the Offering, the fair market value of the business or assets to be acquired must be at least $40,000. Once an acquisition agreement meeting the above criteria has been executed, the Company must successfully complete a reconfirmation offering.

     Rule 419 which was adopted to strengthen the regulation of securities offerings by "blank check" companies, which Congress has found to have been common vehicles for fraud and manipulation in the
penny stock market.   Rule 419 requires that the securities to be
issued and the funds received in a "blank check" Offering be deposited and held in escrow account until an acquisition meeting specific criteria is completed. Before the acquisition can be completed and before the funds (except for an amount up to 10% of the deposited funds) and securities can be released, the "blank check" company is required to update its registration statement with a post-effective amendment and, after the effective date therefor, the "blank check" company is required to furnish investors with a prospectus (which forms a part of the post-effective amendment to its registration statement) containing specified information, including a discussion of the business and the audited financial statements of the proposed acquisition candidate. According to the Rule, the investors must have no fewer than 20 and no more than 45 business days from the effective date of the post-effective amendment to decide whether to remain an investor or require the return of their investment funds. Unless a sufficient number of investors elect to remain investors, all of the deposited funds in the escrow account must be returned to all investors and none of the securities will be issued. Rule 419 further provides that if the "blank check" company does not complete an acquisition meeting the specified criteria within 18 months of the date of the original offering prospectus, all of the deposited funds must be returned to investors.

     Competition

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

     Regulation

     The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. Although management believes that the Company will not be subject to regulation under such Act insofar that the Company does not intend to engage in such activities, the Company has obtained no formal determination as to the status of the Company under such Act. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company".

     Employees

     At present, the Company does not employ any persons on a salary basis. The Company's sole officer devotes such time as is required for the development stage of the Company. Management of the Company expects to use attorneys, accountants, and consultants, as necessary, and does not anticipate a need to engage any full-time employees so
long as it is seeking and evaluating business  opportunities.   The
need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.


Item 2.   Description of Property.

     The Company maintains executive offices pursuant to an oral agreement on a rent-free, month-to-month basis in office space provided by its sole officer and director. (See "Management"). The office is located at 501 S.E. Columbia Shores Boulevard, #350, Vancouver, Washington 98661. The Company believes these premises are suitable for its present needs and does not anticipate the need to identify and lease any other premises.

Item 3.   Legal Proceedings.

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.   Submission of Matters to a Vote of Security-Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.


                             PART II

Item 5.   Market for Common Equity
          and Related Stockholder Matters.

     (a)  Market Information.

     Since inception, there has been no market for the Common Stock of the Company. Pursuant to Rule 419, the securities to be issued to subscribers in the Offering are remaining in escrow and may not be released until an acquisition meeting certain specified criteria has been made and a sufficient number of subscribers reconfirm their investment in accordance with the procedures set forth in Rule 419. Accordingly, until such time, there can be no trading in the Common Stock and there is no assurance that a market for the Common Stock will exist after a merger or acquisition is completed by the Company. The market for the Company's securities upon a merger or acquisition being concluded may be very restricted and liquidity may be extremely limited.

     (b)  Holders.

     As of March 15, 1996 there were 13 record holders of the Company's Common Stock.

     (c)  Dividends.

     At the present time the Company does not anticipate paying dividends on its Common Stock in the foreseeable future. Any future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors.


Item 6.   Management's Discussion and Analysis
          or Plan of Operation.

     The Company is in the development stage and in October 1995 completed an initial public offering (the "Offering") pursuant to a Registration Statement declared effective by the Securities and Exchange Commission on June 30, 1995 and sold 500,000 shares of its common stock, $.0001 par value, at a price of $.10 per share. The Offering was conducted directly by the Company without the use of a professional underwriter. The Company is a "blank check" company subject to Rule 419 of Regulation C which was organized to obtain funding from persons purchasing in the Offering in order to provide a vehicle to take advantage of business opportunities which management believes arise from time to time.

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

     The Company had no revenues for each of the years ended December 31, 1995 and December 31, 1994. The Company had a net loss of $(385) for the year ended December 31, 1995 as compared to a net loss of $(220) for the year ended December 31, 1994. In addition, at December 31, 1995, the Company had total assets of $47,377 (which amount includes $45,342 of deposited funds being held in escrow pursuant to Rule 419) and total liabilities of $4,474.

     There can be no assurance that an acquisition can be done which meets the requirements of Rule 419 of Regulation C under the Securities Act of 1933, as amended. Rule 419 was adopted to strengthen the regulation of securities Offerings by "blank check" companies.

Item 7.   Financial Statements.

     See pages F-1 through F-7.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     None.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
          Section 16(a) of  the Exchange Act.

     The Company's sole Director and Executive Officer, his age and position is as follows:


     Name           Age       Position
     Martin Rifkin  34        President, Secretary, Treasurer
                              and Director

     The sole officer and director will serve for a term of one year or until his successors are duly qualified and appointed. There are no agreements or understandings for Mr. Rifkin to resign at the request of another person and Mr. Rifkin is not acting on behalf of or will act at the direction of another person.

     MARTIN RIFKIN has  been  President,  Secretary, Treasurer and a
Director of the Company since  its inception.   Since December 1985,
Mr. Rifkin has been a Director of Nutrition Now Incorporated ("Nutrition Now"), a company which manufactures and markets nutritional supplements and, since November 1987, he has been its Secretary and Treasurer and since February 1992, its President. Also, from August 1988 to February 1992, he was its Vice President. In addition, Mr. Rifkin has been, since April 1985, Vice President and a Director of Nova International Films, Inc. ("Nova"), a company which principally has been engaged in the business of financing and producing motion pictures. Such company is at the present time relatively inactive. In addition, Mr. Rifkin has been Treasurer and Director of Profit Merchandising Corp. ("PMC") since September 1983 and Vice President since June 1985. PMC is engaged in the distribution of weatherstripping products.

     Nutrition Now previously filed reports and other information with the Commission pursuant to Section 15(d) of the Exchange Act but filed a Form 15 on September 28, 1990 which suspended its obligation to file reports with the Commission. Nova is currently subject and files reports pursuant to Section 15(d) of the Exchange Act. PMC previously filed under a Regulation A Offering but does not file reports with the Commission. Such Offering was filed with the Commission on February 17, 1984 and authorized by the Commission to commence as of June 5, 1984.

     Mr. Rifkin intends to pursue his other full time employment and will devote only such time as is necessary to the affairs of the Company. In this regard, Mr. Rifkin intends to devote only approximately 10% of his time to the affairs of the Company.

Item 10.  Executive Compensation.

     The sole officer and director of the Company has received no cash compensation to date and the Company has no employment agreement with him.

     Except for a finder's fee which may be awarded as set forth below, the Company's sole officer and director will receive no compensation for his services; however, he will be reimbursed for actual expenses incurred in connection with searching out and investigating merger and acquisition candidates. Compensation may be paid to outside consultants, if any, for services rendered as the Board of Directors may from time to time determine. Any such compensation will be based on actual hours devoted to the Company's business.

     In the event the Company successfully completes the acquisition of a business opportunity, the Board of Directors may award a finder's fee to Martin Rifkin if the acquisition is largely due to his efforts. The amount of this finder's fee will not exceed $2,500.

     The Company does not initially intend to pay Directors for attending Board of Directors Meetings.

Item 11.  Security Ownership of Certain Beneficial Owners
           and Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 15, 1996, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock;
(ii) each of the Company's directors; and (iii) directors and officers of the Company as a group:


                              Number         Percent
                              of Shares      of
Name and Address              Owned          Class
Martin Rifkin*                4,050,000(1)   90.0%
501 S.E. Columbia Shores
 Blvd.
#350
Vancouver, WA 98661

All Officers and Directors    4,050,000(1)   90.0%
as a Group (1 Person)

_________________________

* The above named individual may be deemed a "parent" and "promoter" of the Company under the rules and regulations of the Securities Act of 1933 by virtue of his common stock ownership and his efforts in the organization.

(1)  Includes 50,000 shares purchased by Mr. Rifkin in the Offering.


Item 12.  Certain Relationships and Related Transactions.

     The Company was incorporated on February 24, 1994, under the laws of the State of Delaware, with an authorized capitalization of 50,000,000 shares of Common Stock, $.0001 par value each. In April 1994, the Company issued 4,000,000 shares to Martin Rifkin for cash consideration of $1,000.

     In April 1994, the Company borrowed $4,000 from Martin Rifkin in order to pay certain operating expenses of the Company and expenses of the Offering. Such loans are due on demand and bear interest at 7% per annum. The Company intends to repay these loans from the proceeds of the Offering.

     See Part I, Item 2 for a description of the office arrangements between the Company and Mr. Rifkin.


Item 13.  Exhibits, List and Reports on Form 8-K.

     (a)  Exhibits.

          3.1       Registrant's certificate of incorporation(1)
          3.2       Registrant's by-laws(1)
          4.1       Specimen certificate for common stock(1)
          4.2       Promissory Note with Martin Rifkin(1)
          99.1      Escrow Agreement (form)(1)
          ___________________

          (1) Filed with the Registration Statement on Form SB-2 declared effective as of June 30, 1995.

     (b)  Reports on Form 8-K.

     Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

     None.


                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NW VENTURE CORP.
                             (Registrant)


                             By:   /s/ Martin Rifkin
                                  Martin Rifkin, President


                             Dated: March 29, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                Title                    Date



/s/ Martin Rifkin    President, Secretary,
Martin Rifkin        Treasurer,  Director         3/29/96
                     (Principal Executive
                     Officer and Principal
                       Financial Officer)





                       GLASSER & HAIMS, P.C.
                  CERTIFIED PUBLIC ACCOUNTANTS
                    99 WEST HAWTHORNE AVENUE
                    VALLEY STREAM, N.Y. 11580


ALVIN M. GLASSER, C.P.A.               (516) 568-2700
IRWIN M. HAIMS, C.P.A.                  TELECOPIER
                                       (516) 568-2911

            REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

THE BOARD OF DIRECTORS
NW VENTURE CORP.

We have audited the accompanying balance sheets of NW Venture Corp. (adevelopment stage company) as of December 31, 1995 and the related statements of operations, stockholder's equity, and cash flows for the period February 24, 1994 (inception) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NW Venture Corp. (a development stage company) as of December 31, 1995 and the results of its operations and cash flows for the period indicated above in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company completed a public offering of its securities in October 1995, but the Company's ability to continue is dependent upon the successful completion of a reconfirmation offering pursuant to Rule 419 of regulation C under the Securities Act of 1933, as amended. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         GLASSER & HAIMS, P.C.
Valley Stream, New York
March 4,  1996


                            NW VENTURE CORP.
                    (A DEVELOPMENT STAGE COMPANY)

                     BALANCE SHEET
                   DECEMBER 31, 1995




                        ASSETS


CURRENT ASSETS

  Cash in bank                              $  1,727

    TOTAL CURRENT ASSETS                                 $  1,727

OTHER ASSETS

Organization Expenses (Net of Amortization) $    308
Escrow Account (Note 2)                       45,342

    TOTAL OTHER ASSETS                                     45,650

    TOTAL ASSETS                                         $ 47,377



         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

  Interest payable                          $    474
  Loans payable (on demand
   with interest at 7%)                        4,000

    TOTAL CURRENT LIABILITIES                            $  4,474

STOCKHOLDERS' EQUITY

  Common stock, $.0001 par value, 50,000,000
    shares authorized, 4,500,000 shares
    issued and outstanding (Note 2)              400

  Capital in excess of par value                 600

  Deficit accumulated during development stage(3,097)
                                              (2,079)

  Temporary Capital
    500,000 shares issued
     and held by escrow agent                 50,000
    Offering expenses                         (5,000)
                                              45,000

    TOTAL STOCKHOLDERS' EQUITY                             42,903

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 47,377



                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS

           NW VENTURE CORP.
     (A DEVELOPMENT STAGE COMPANY)

       STATEMENT OF OPERATIONS



                                       FOR THE PERIOD
                                                 2/24/94
                                    1/1/95     (INCEPTION)
                                   THROUGH       THROUGH
                                   12/31/95     12/31/94

REVENUE                            $       0    $       0

EXPENSES                                 778          292

NET (LOSS) FROM OPERATIONS         $    (778)   $    (292)


OTHER INCOME:
  INTEREST                               393           72

NET (LOSS)                         $    (385)   $    (220)

(LOSS) PER SHARE                   $  (.0001)   $       0

AVERAGE NUMBER OF
 SHARES OUTSTANDING                4,125,000    4,000,000


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE FINANCIAL STATEMENTS




           NW VENTURE CORP.
    (A DEVELOPMENT STAGE COMPANY)

      STATEMENT OF STOCKHOLDERS' EQUITY
 FOR THE PERIOD FEBRUARY 24, 1994 (INCEPTION)
           THROUGH DECEMBER 31, 1995





                                          CAPITAL
                                             IN
                                          EXCESS OF
                      SHARES      AMOUNT  PAR VALUE


Balance,
 February 24, 1994      -        $   -    $    -
Issuance of shares
 to Company officers
 and directors
 for Cash,
 April 21, 1994      4,000,000      400       600

Net (Loss) for the
 period ended
 December 31, 1994

Balance,
 Dec. 31, 1994       4,000,000   $  400   $   600

Offering Expenses
 October 1995

Net (Loss) for
 the year ended
 December 31, 1995

                     4,000,000   $  400   $   600

TEMPORARY CAPITAL

Issuance of shares
 by Public Offering
 October 11, 1995      500,000   $   50   $49,950

Offering Expenses
 October 1995

                       500,000   $   50   $49,950



                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS



                               NW VENTURE CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FEBRUARY 24, 1994 (INCEPTION)
                           THROUGH DECEMBER 31, 1995




                                          DEFICIT
                                        ACCUMULATED
                                          DURING
                                        DEVELOPMENT
                                         STAGE       TOTAL


Balance,
 February 24, 1994                      $     -     $   -
Issuance of shares
 to Company officers
 and directors
 for Cash,
 April 21, 1994                                        1,000

Net (Loss) for the
 period ended
 December 31, 1994                          (220)       (220)

Balance,
 Dec. 31, 1994                          $   (220)   $    780

Offering Expenses
 October 1995                             (2,492)     (2,492)

Net (Loss) for
 the year ended
 December 31, 1995                          (385)       (385)

                                        $ (2,097)   $ (2,097)

TEMPORARY CAPITAL

Issuance of shares
 by Public Offering
 October 11, 1995                       $           $ 50,000

Offering Expenses
 October 1995                             (5,000)     (5,000)

                                       $  (5,000)   $ 45,000



                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE FINANCIAL STATEMENTS


                   NW VENTURE CORP.
          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CASH FLOW
          INCREASE (DECREASE) IN CASH
FOR THE PERIOD FEBRUARY 24, 1994 (INCEPTION)
            THROUGH DECEMBER 31, 1995



                                        FOR THE PERIODS
                                                   2/24/94
                                      1/1/95     (INCEPTION)
                                     THROUGH      THROUGH
                                     12/31/95     12/31/94

Cash flows from operating
 activities:                        $    (385)   $    (220)

  Net income

  Adjustment to reconcile net income to net cash provided by operating activities:

     Amortization                         100           92
     Increase in interest payable         280          194

  Net cash provided (used) by
    operating activities            $     (5)    $      66

Cash flows from financing activities:

  Payment for organization expenses              $    (500)

  Payment for offering expenses        (5,351)      (2,141)

  Increase in escrow account             (342)

  Increase in loans payable                          4,000

  Proceeds from issuance of
   common stock                         5,000        1,000

  Net cash provided (used) by
    financing activities                 (693)   $   2,359

Net increase (decrease) in cash     $    (698)   $   2,425

Cash at beginning of period             2,425         -0-

Cash at end of period               $   1,727    $   2,425


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                         OF THESE FINANCIAL STATEMENTS


                               NW VENTURE CORP.
                         (A DEVELOPMENT STAGE COMPANY)

   .
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Organization and Dividend Policy

NW Venture Corp. (the "Company"), was incorporated under the laws of the State of Delaware on February 24, 1994, and has adopted a December 31 Fiscal Year. The Company is in the development stage, has not commenced operations, in October 1995 it completed an offering of its securities to the public (see Note 2). At the present time, the Company has not paid any dividends, and any future dividends will depend on the Company's financial requirements and other relevant factors.

Earnings Per Share

The computation of earnings per share is based on the weighted average number of shares outstanding during the period.

Amortization

Organization expenses are being amortized over sixty months.
Amount shown is net of amortization of $192

Income Taxes

There have been no earnings through April 30, 1995 and accordingly, no provision for Federal income taxes is reflected in the accompanying financial statements. The Company has a net operating loss carryover of $605.


NOTE 2:   PROPOSED PUBLIC OFFERING OF SECURITIES

Five Hundred Thousand (500,000) shares of Common Stock was offered at a purchase of $.10 per share. The offering was completed on October 11, 1995.

The Company is a "blank check" company and therefore is subject to Rule 419. Accordingly, investors in this offering will receive the substantive protection provided by Rule 419. Rule 419 requires that the securities to be issued and the funds received in a "blank check" offering be deposited and held in escrow account until an acquisition meeting specific criteria is completed. Before the acquisition can be completed and before the funds (except for an amount up to 10% of the deposited funds) and securities can be released, the "blank check" company is required to update its registration statement with a post-effective amendment and, after the effective date therefor, the "blank check" company is required to furnish investors with a prospectus (which forms a part of the posteffective amendment to its registration statement) containing specified information, including a discussion of the business and the audited financial statements of the proposed acquisition candidate. According to the Rule, the investors must have no fewer than 20 and no more than 45 business days from the effective date of the post-effective amendment to decide whether to remain investors or require the return of their investment funds. Unless a sufficient number of investors elect to remain investors, all of the deposited funds in the escrow account must be returned to all investors and none of the securities will be issued. Rule 419 further provides that if the "blank check" company does not complete an acquisition meeting the specified criteria within 18 months of the effective date (June 30, 1995) of the registration statement relating to the offering, all of the deposited funds must be returned to investors.


NOTE 3:   COMMITMENTS & CONTINGENCIES

a. At present, the Company does not employ any persons on a salary basis. The Company's sole officer devotes such time as is required for the development of the Company without compensation.

    In the event the Company successfully completes the acquisition of a business opportunity, the Board of Directors may award a finder's fee to Martin Rifkin if the acquisition is largely due to his efforts. The amount of this finder's fee will not exceed $2,500.

    The Company does not initially intend to pay Directors for attending Board of Directors Meetings.

b. The Company maintains its offices on a rent free, month-to-month basis in office space provided by its sole officer and director. The office is located at 501 S.E. Columbia Shores
Boulevard, #350, Vancouver, Washington 98661.

NOTE 4:   POTENTIAL CONFLICTS OF INTEREST

The Company's sole officer, director and stockholder is involved in various business activities. With respect thereto, he is or may become an officer, director, controlling shareholder and/or partner of other entities engaged in a variety of business, similar and dissimilar to the business of the Company, including other "blank check" companies which may also seek similar available business opportunities. Because of these affiliations and because of the minor amount of time devoted to the Company by the Company's sole officer, director and stockholder, there are potential conflicts of interest in his acting as an officer and director of the Company. To the extent the Company's sole officer, director and stockholder engages in such other activities, he will have possible conflicts of interest in directing opportunities to other companies, entities or persons with which he is or may be associated or have an interest, rather than direct such opportunities to the Company. Such potential conflicts of interest include, among other things, time, effort and corporate opportunity involved in his participation in other business transactions. Since only limited policies have been established for the resolution of such a conflict, the Company may be adversely affected should hechoose to place his other business interests before those of the Company. No assurance can be given that such potential conflicts of interest will not cause the Company to lose potential opportunities. Additional conflicts of interest and non arm's-length transactions may also arise in the future in the event the Company's sole officer, director and stockholder is involved in the management, or is a stockholder, of any company which the Company may merge with or acquire or with which the Company may transact business.