Form 10QSB
period 1996-09-30
NW VENTURE CORP
filed 1996-11-14
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                           FORM 10-QSB

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended SEPTEMBER 30, 1996

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

          Common, $.0001 par value per share: 4,500,000
                outstanding as of November 1, 1996





                  PART I - FINANCIAL INFORMATION

                         NW VENTURE CORP.

                 PERIOD ENDED SEPTEMBER 30, 1996


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

     The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1996.

     These condensed statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1995.








                         NW VENTURE CORP.
                  (A DEVELOPMENT STAGE COMPANY)

                          BALANCE SHEET
                        SEPTEMBER 30, 1996

                             ASSETS


CURRENT ASSETS

  Cash in bank                                $    454

    TOTAL CURRENT ASSETS                                   $    454

OTHER ASSETS

Organization Expenses (Net of Amortization)   $    233
Escrow Account                                  46,895

    TOTAL OTHER ASSETS                                       47,128

    TOTAL ASSETS                                           $ 47,582



              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

  Interest payable                            $    684
  Loans payable (on demand with interest at 7%)  4,000

    TOTAL CURRENT LIABILITIES                              $  4,684

STOCKHOLDERS' EQUITY

  Common stock, $.0001 par value, 50,000,000
    shares authorized, 4,000,000 shares
    issued and outstanding (Note 2)           $    400

  Capital in excess of par value                   600

  Deficit accumulated during development stage  (3,102)
                                              $ (2,102)
  Temporary Capital
    500,000 shares issued and held by
     escow agent                                50,000
    Offering expenses                           (5,000)
                                              $ 45,000

    TOTAL STOCKHOLDERS' EQUITY                               42,898

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 47,582




                       NW VENTURE CORP.
                 (A DEVELOPMENT STAGE COMPANY)

                    STATEMENT OF OPERATIONS




                                            FOR THE PERIOD

                                         7/1/96       7/1/95
                                         THROUGH      THROUGH
                                         9/30/96      9/30/95

REVENUE                                 $       0    $       0

EXPENSES                                      325          125

NET (LOSS) FROM OPERATIONS              $    (325)   $    (125)


OTHER INCOME:
  INTEREST                                    522            5

NET INCOME (LOSS)                       $     197    $    (120)

INCOME (LOSS) PER SHARE                 $       0    $       0

AVERAGE NUMBER OF
 SHARES OUTSTANDING                     4,500,000    4,000,000







                 NW VENTURE CORP.
          (A DEVELOPMENT STAGE COMPANY)

            STATEMENT OF OPERATIONS




                                           FOR THE PERIOD

                                         1/1/96       1/1/95
                                         THROUGH      THROUGH
                                         9/30/96      9/30/95

REVENUE                                 $       0    $       0

EXPENSES                                    1,578          473

NET (LOSS) FROM OPERATIONS              $  (1,578)   $    (473)


OTHER INCOME:
  INTEREST                                  1,573           38

NET INCOME (LOSS)                       $      (5)   $    (435)

INCOME (LOSS) PER SHARE                 $       0    $       0

AVERAGE NUMBER OF
 SHARES OUTSTANDING                     4,500,000    4,000,000






                 NW VENTURE CORP.
          (A DEVELOPMENT STAGE COMPANY)

            STATEMENT OF CASH FLOW
         INCREASE (DECREASE) IN CASH




                                         FOR THE PERIODS

                                         1/1/96       1/1/95
                                         THROUGH      THROUGH
                                         9/30/96      9/30/95

Cash flows from operating
 activities:                          $      (5)   $    (435)

  Net income

  Adjustment to reconcile net income to net cash provided by operating activities:

     Amortization                             75           75
     Increase in interest payable            210          210

  Net cash provided (used) by
    operating activities               $     280    $    (150)

Cash flows from financing activities:

  Payment for prepaid offering expenses       0        (1,567)

  Increase in escrow account              (1,553)           0

  Net cash provided (used) by
    financing activities               $  (1,553)   $  (1,567)

Net increase (decrease) in cash        $  (1,273)   $  (1,717)

Cash at beginning of period                1,727        2,425

Cash at end of period                  $     454    $     708





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

     The Company had no revenues for the three and nine months ended September 30, 1996. The Company had a net loss of $(325) and $(1,578) for the three and nine months ended September 30, 1996 as compared to a net loss of $(125) and $(473) for the three and nine months ended
September 30, 1995. In addition, at September 30, 1996, the Company had total assets of $47,582 (which amount includes $46,895 of deposited funds being held in escrow pursuant to Rule 419) and total liabilities of $4,684.

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

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 1996.

          None.






                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NW VENTURE CORP.
                                  (Registrant)



Dated: November 13, 1996         By:  /s/Martin Rifkin
                                         Martin Rifkin,
                                         President



Dated: November 13, 1996         By:  /s/Martin Rifkin
                                         Martin Rifkin,
                                         Principal Financial Officer