Form 10KSB
period 1996-12-31
CYBERIA HOLDINGS INC
filed 1997-04-15
CIK 929752

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-KSB

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended DECEMBER 31, 1996

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                Commission file number 33-83418-LA

                      CYBERIA HOLDINGS, INC.
          (Name of Small Business Issuer in Its Charter)

Delaware                                               93-1138967
(State or other jurisdiction                      I.R.S. Employer
of incorporation or                                Identification
organization)                                             Number)

1547 14th Street
Santa Monica, California                                      90404
(Address of principal                                  (Zip Code)
executive offices)

  Issuer's telephone number, including area code:  (310) 260-3163

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

                             Yes   X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB. [ ]   N/A

State Issuer's revenues for its most recent fiscal year: $1,029,866.

As of March 15, 1997, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (450,000 shares) was approximately $45,000 (based
only upon the offering and sale price of the shares to the public).   See Part
II, Item 5 for market information. The number of shares outstanding of the Common Stock ($.0001 par value) of the Issuer as of the close of business on March 15, 1997 was 30,000,000.

                  Documents Incorporated by Reference:  None

                              PART I

Item 1.   DESCRIPTION OF BUSINESS.

     INTRODUCTION

     Cyberia Holdings, Inc. (the "Company") was organized under the laws of the State of Delaware on February 24, 1994 under the name NW Venture Corp. In October 1995, the Company completed an initial public offering (the "Offering") of 500,000 shares of its Common Stock at a price of $.10 per share pursuant to a Registration Statement declared effective by the Securities and Exchange Commission on June 30, 1995 as a "blank check" offering subject to Rule 419 of Regulation C under the Securities Act of 1933. The Company had been organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to employ the Company's funding in their business or to seek the perceived advantages of a publicly-held corporation.

     In May 1996, the Company executed an agreement with Cyberia, Inc., a California corporation ("Cyberia"), and its shareholders to acquire all of the issued and outstanding shares of capital stock of Cyberia in exchange for 25,500,000 shares of Common Stock of the Company (the "Cyberia Acquisition"). Cyberia is primarily involved in the business of creating original music for television commercials. As of December 26, 1996, and following successful completion of a reconfirmation offering required pursuant to Rule 419 (the "Reconfirmation Offering"), the Company consummated the Cyberia Acquisition whereby Cyberia became a wholly-owned subsidiary of the Company.

     On January 13, 1997, the Company changed its corporate name to Cyberia Holdings, Inc. to reflect the change of direction and new business of the Company which resulted from the aforesaid transaction with Cyberia.

          Unless the context otherwise requires, all references herein to the "Company" refer to Cyberia Holdings, Inc. and its consolidated subsidiaries.

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

     Background and History of Cyberia

     Cyberia was incorporated in the State of California in February 1994 by Grammy Award winning producer Jay Rifkin and Academy Award winning composer Hans Zimmer to create original music for television and radio commercials. Cyberia has retained the services of various composers to create original music for use by the advertising industry to promote products and services. Such original music is produced, recorded and mixed at the recording studio of Media Ventures, which is operated by Jay Rifkin and Hans Zimmer located in Santa Monica, California. To date, the music created and produced by Cyberia has played a role in the production in television advertising for various products and services.

     During 1996, Cyberia entered into an agreement to form Media
Revolution, LLC, which is a company created to design Internet web sites, computer games and software. Cyberia owns 80% of this entity and has control of the day to day operations. The remaining 20% is owned by a non-related party.

     For the years ended December 31, 1996 and 1995, Cyberia had net sales of approximately $1,030,000 and $488,000, respectively. During 1996 and 1995, Cyberia provided its services for approximately 29 and 25 projects, respectively.

     Overview of Business and Production Process

     The services of Cyberia are retained by either a commercial production company or advertising agency. In connection therewith, Cyberia has retained the services of sales representatives who offer Cyberia's services to potential clients in various territories. Such territories to date include the United States, Japan, Germany, Netherlands and France. The sales representative will explain the services of Cyberia by showing the potential client a demonstration video reel, featuring commercials that Cyberia has scored, that are representative of the quality of music composed and the production standards employed by Cyberia. If the agency is interested in the work of Cyberia, the sales representative will arrange a meeting, usually by conference call, with the Executive Music Producer and the Agency Producer to discuss generally the musical style required. The Executive Producer will negotiate the production budget and check schedules of the desired composer. The Executive Producer will then submit to the Agency Producer, a written bid outlining all the costs involved producing a piece of original music for the agency. The Agency Producer will then evaluate the bid and when accepted, submit to Cyberia a purchase order agreeing to the costs to be incurred. Cyberia will then invoice the agency for one-half of the above budget prior to the beginning of the project.

     A meeting will then be arranged, by conference call or by personal meeting, with the Executive Music Producer, the composer and the advertising agency creative team. A discussion will usually entail the commercial's visual style, meaning and target demographies so that Cyberia has a clear understanding of the musical direction. After the commercial is shot and edited, the composer will receive a copy of the commercial on video tape. The composer will have a room setup with his composing equipment, keyboards, guitars, samplers and effects gear. The composer will then write a piece of music based upon the input of the client and a meeting will be held to play the new music for the client. After the music is finally approved by the agency, it may also need the approval of the agency's client. Upon receipt of the final approval, the music is recorded to digital audio tape, musicians are hired to play and the music is mixed by an audio engineer. The final music is delivered by the agency producer on DAT (high quality digital audio tape). The invoice for the remainder of the approved budget is then forwarded to the client.

     Revenues and Clients

     Cyberia's revenues to date have primarily derived from production fees. Cyberia will generally realize 50% of the production fees upon a contract award and the final 50% is normally received within 60 days of the final invoice.

     Cyberia's clients are primarily domestic and foreign advertising agencies and commercial production companies. The Company's services are marketed primarily through its sales representatives who offer Cyberia's services to such advertising agencies and commercial production companies. During the year ended December 31, 1996, Cyberia did business with two customers Twentieth Century Fox (a production company) and Leo Burnett Agency (an advertising agency) whose sales comprised approximately 17% and 41% respectively, in net sales.

     Competition

     The markets for Cyberia's services are intensively competitive and characterized by significant price competition. Cyberia has a large number of competitors which range from large national and international concerns to small owner/operator shops. In addition, there are numerous other entities which compete in the low end and mid-price range in the music production market. Many of the competitors have the advantage of larger installed customer bases then Cyberia. Many potential customers in Cyberia's target markets are often reluctant to commit significant resources to replace their current suppliers. In addition, Cyberia competes with licensors of pre-recorded music who are able to license their products at a lower price than creating original music. As a result of the above factors, there can be no assurance that Cyberia will compete successfully in the future.

     Cyberia believes that its ability to compete depends on elements both within and outside its control including the quality of the creative team, success and timing of marketing and advertising efforts, the performance of competitors and price and availability. There can be no assurance that Cyberia will be able to compete successfully with respect to these factors. In addition, there can be no assurance that Cyberia will successfully differentiate its services from the services of its competitors or that the marketplace will consider Cyberia's services to be superior to the competing services. Moreover, Cyberia's competitors may introduce additional services that are competitive with those of Cyberia, and there can be no assurance that Cyberia's services can compete effectively with such new services.

     Employees

     The Company currently employs seven persons, four of whom are the officers of the Company, one who is an executive producer, one who is technical staff, and one who is an administrative assistant. In addition, the Company has obtained the services of outside sales representatives to market the Company's services, and composers to create original music for the Company's projects.


Item 2.   Description of Property.

     The Company maintains its executive offices pursuant to an oral agreement, on a month-to-month basis, in office space provided by Media Ventures, which is owned by Jay Rifkin and Hans Zimmer. Such offices are located at 1537 14th Street, Santa Monica, California 90404, and are leased
by Media Ventures from a third party.   Rent expense paid by Cyberia to
Media Ventures was $28,800 for 1996 and $28,800 for 1995, respectively.
In February 1997, the Company entered into a long-term lease agreement for additional corporate and operations office space with monthly payments of $1,000. Such offices are located at 1542 15{th} Street, Santa Monica, California 90404, and are leased by a limited partnership which is owned and controlled by Jay Rifkin and Hans Zimmer.

Item 3.   Legal Proceedings.

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.   Submission of Matters to a Vote of Security-Holders.

     Except for the Reconfirmation Offering completed by the Company in December 1996 whereby investors in the Offering reconfirmed their investments pursuant to Rule 419, no matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.


                              PART II

Item 5.   Market for Common Equity
          and Related Stockholder Matters.

     (a)  Market Information.

     Since inception, there has been no market for the Common Stock of the Company. Pursuant to Rule 419, the securities issued to subscribers in the Offering remained in escrow and were not released until the completion of the Reconfirmation Offering and Cyberia Acquisition which was consummated
as of December 26, 1996.   Accordingly, until such time, there could be no
trading in the Common Stock of the Company.  Since such time, no trading
market has yet to develop.   Although the Company is hopeful that a trading
market will develop in the future, there is no assurance that such a market will develop, and in any event any trading market that may develop may be very restricted and liquidity may be extremely limited.

     (b)  Holders.

     As of March 15, 1997 there were 18 record holders of the Company's Common Stock.

     (c)  Dividends.

     The Company has never declared any cash dividends on its Common Stock and does not anticipate declaring cash dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis
          or Plan of Operation.

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto and is qualified in its entirety by the foregoing.

     Background

     The Company was organized under the laws of the State of Delaware on February 24, 1994 under the name NW Venture Corp. In October 1995, the Company completed an initial public offering (the "Offering") of 500,000 shares of its Common Stock at a price of $.10 per share pursuant to a Registration Statement declared effective by the Securities and Exchange Commission on June 30, 1995 as a "blank check" offering subject to Rule 419 of Regulation C under the Securities Act of 1933. The Company had been organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to employ the Company's funding in their business or to seek the perceived advantages of a publicly-held corporation.

     In May 1996, the Company executed an agreement with Cyberia, Inc., a California corporation ("Cyberia"), and its shareholders to acquire all of the issued and outstanding shares of capital stock of Cyberia in exchange for 25,500,000 shares of Common Stock of the Company (the "Cyberia Acquisition"). Cyberia is primarily involved in the business of creating original music for television commercials. As of December 26, 1996, and following successful completion of a reconfirmation offering required pursuant to Rule 419 (the "Reconfirmation Offering"), the Company consummated the Cyberia Acquisition whereby Cyberia became a wholly-owned subsidiary of the Company.

     On January 13, 1997, the Company changed its corporate name to Cyberia Holdings, Inc. to reflect the change of direction and new business of the Company which resulted from the aforesaid transaction with Cyberia.

     Results of Operations

     Net sales for the year ended December 31, 1996 increased to $1,029,866 as compared to net sales for the year ended December 31, 1995 of $488,237, an increase of $541,629. This increase is primarily due to Cyberia's increased visibility and recognition in the commercial music production industry.

     Cyberia reported operating income of $84,564 for the year ended December 31, 1996 as compared to a net operating loss of $(41,208) for the year ended December 31, 1995. This change resulted primarily from the decrease in production costs as a percentage of sales in 1996 to 39% compared to 54.5% in 1995. This decrease is due to Cyberia being able to command higher fees for its services and at the same time keep the production costs primarily consistent with the previous fiscal year.

     General and administrative expenses increased to $543,951 for the year ended December 31,1996 compared to $263,501 for the year ended December 31,1995, an increase of $280,450. The increase is due to additional facilities and employees, and the implementation of a marketing campaign to achieve a greater public presence for the Company.

     Cyberia's effective tax rate was 1.0% and (12.1%) for the years ended December 31,1996 and 1995, respectively. In 1995, Cyberia was taxed as an S Corporation and reported revenue and expenses for tax purposes using the cash method. The tax expense in 1995 of $4,865 represents the minimum state taxes imposed on an S Corporation of 1.5% of taxable income. On January 1,1996, Cyberia revoked its S Corporation status and elected to be taxed as a C corporation. On that date Cyberia recorded a tax benefit from the establishment of a net deferred tax asset resulting from its change in tax status. Accordingly, the income tax expense for 1996 represents the minimum state taxes imposed on a corporation.

     Liquidity and Capital Resources

     At December 31, 1996, Cyberia had working capital of $48,934. The ratio of current assets to current liabilities was approximately 1.22 to 1
at December 31, 1996.   At December 31, 1996, Cyberia had stockholders'
equity of $99,293.

     To date, Cyberia has funded its activities principally from cash flows generated from operations. It is anticipated that Cyberia's continuing cash flows from operations will be sufficient to meet its cash and working capital requirements at least through 1997.

Item 7.   Financial Statements.

     See the Consolidated Financial Statements annexed to this report.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     None.


                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
          Section 16(a) of  the Exchange Act.

     Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.

                           Present Position    Has Served As
Name                Age    and Offices         Director Since
Jay Rifkin          41     President,          1997
                           Chief Executive
                           Officer, Treasurer
                           and Director

Hans Zimmer         39     Vice President,      1997
                           Secretary
                           and Director

Mark S. Levy        30     Executive Vice       -
                           President,
                           General Manager

Elisa M. Perlman    29     Chief Financial      -
                           Officer

Martin Rifkin       35     Director             1994


     JAY RIFKIN has been President, Chief Executive Officer and a Director of Cyberia since its inception in February 1994, and has been President, Chief Executive Officer, Treasurer and a Director of the Company since January 1997 following the acquisition of Cyberia. Since 1989, Mr. Rifkin has been President of Mojo Music, Inc. which is a general partner of Media Ventures, which operates a recording studio in Santa Monica, California. Mr. Rifkin is an award winning music producer and engineer having received a Grammy Award as Producer for Best Children's Album and American Music Awards for Producer of Best Album and Best Soundtrack. Jay Rifkin is the brother of Martin Rifkin.

     HANS ZIMMER has been Vice President and a Director of Cyberia since its inception in February 1994 and has been Vice President, Secretary and a Director of the Company since January 1997 following the acquisition of Cyberia. Mr. Zimmer has been President of Remote Control Productions, Inc., which is a general partner of Media Ventures since 1989. Mr. Zimmer is an award winning composer having received an Academy Award and Golden Globe for Best Original Score for "The Lion King". He also received a Grammy Award as Producer of Best Children's Album and Best Instrumental Arrangement with Accompanying Vocalist for "The Lion King". Mr. Zimmer also received an Academy Award Nomination for Best Original Score for the film "Rainman". He has composed the scores for numerous other major motion pictures including but not limited to "Black Rain", "Driving Miss Daisy", "Bird on a Wire", "Days of Thunder", "Pacific Heights", "Thelma & Louise", "Crimson Tide" and "Nine Months".

     MARK S. LEVY has been Executive Vice President and General Manager of Cyberia since its inception in February 1994 and has been Executive Vice President and General Manager of the Company since January 1997 following the acquisition of Cyberia. Mr. Levy has also served as General Manager of Media Ventures since June 1993. Previously thereto, and from 1992 to 1993, he served as Production Auditor for Propaganda Films in Los Angeles. Mr. Levy also co-founded an independent record company and served as a Financial Analyst at Geffen Records from 1991 to 1992.

     ELISA M. PERLMAN has been Financial Manager of Cyberia since its inception in February 1994 and has been Chief Financial Officer of the Company since January 1997 following the acquisition of Cyberia. Ms. Perlman has also served as Financial Manager of Media Ventures since June 1993. Previously, from 1991 to 1993, she worked as the accountant for the business management firm Savitsky, Satin and Geibelson, who at the time were the business managers for Hans Zimmer, Jay Rifkin and Media Ventures. She received her C.P.A. in 1991, while working as a senior in the tax and audit departments at Kenneth Leventhal and Company.

     MARTIN RIFKIN has been a Director of the Company since its inception in February 1994 and was President, Secretary and Treasurer of the Company from its inception through December 1996. Since December 1985, Mr. Rifkin has been a Director of Nutrition Now Incorporated ("Nutrition Now"), a company which manufactures and markets nutritional supplements and, since November 1987, he has been its Secretary and Treasurer and since February 1992, its President. Also, from August 1988 to February 1992, he was its Vice President. In addition, Mr. Rifkin has been, since April 1985, a Director of Nova International Films, Inc. ("Nova"), a company which principally has been engaged in the business of financing and producing motion pictures, and from April 1985 to October 1994, he was its Vice President, and since October 1994, he has been its President and Treasurer. Such company is at the present time relatively inactive. In addition, Mr. Rifkin has been Treasurer and Director of Profit Merchandising Corp. ("PMC") since September 1983 and Vice President since June 1985. PMC is engaged in the distribution of weatherstripping products. Martin Rifkin is the brother of Jay Rifkin.

Item 10.  Executive Compensation.

     During 1996, the then sole officer and director of the Company received no cash compensation for his services as such and the Company had no employment agreement with him.

     Cyberia has no employment agreements with any of its executive officers. The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to Cyberia for the years ended December 31, 1996, 1995 and 1994, of those persons who were, at December 31, 1996 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                    Summary Compensation Table

                    Annual
                    Compensation

Name and Principal  Fiscal
Position            Year      Salary         Bonus

Jay Rifkin,         1996      $30,000        $0
President and       1995      $85,000        $0
Chief Executive     1994      $0             $0
Officer

Hans Zimmer,        1996      $30,000        $0
Vice President      1995      $65,000        $0
                    1994      $0             $0

Mark S. Levy,       1996      $61,061        $0
Executive Vice      1995      $15,000        $0
President           1994      $0             $0

                         Summary Compensation Table

                              Long-Term
                              Compensation

                              Restricted     Shares
Name and Principal  Fiscal    Stock          Underlying
Position            Year      Awards         Options

Jay Rifkin,         1996      0              0
President and       1995      0              0
Chief Executive     1994      0              0
Officer

Hans Zimmer,        1996      0              0
Vice President      1995      0              0
                    1994      0              0

Mark S. Levy,       1996      0              0
Executive Vice      1995      0              0
President           1994      0              0

     Since inception, no director has received any cash compensation for his services as such. In the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on behalf of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 15, 1997, by
(i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; and (iii) directors and officers of the Company as a group:

                              Number         Percent
                              of Shares      of
Name and Address              Owned          Class

Jay Rifkin                    12,000,000     40.0%
1547 14th Street
Santa Monica, CA 90404

Hans Zimmer                   12,000,000     40.0%
1547 14th Street
Santa Monica, CA 90404

Mark S. Levy                  1,500,000      5.0%
1547 14th Street
Santa Monica, CA 90404

Martin Rifkin                 4,050,000      13.5%
501 S.E. Columbia
Shores Blvd.
#350
Vancouver, WA 98661

All Officers and Directors    29,550,000     98.5%
as a Group (5 Persons)


Item 12.  Certain Relationships and Related Transactions.

     The Company was incorporated on February 24, 1994, under the laws of the State of Delaware, with an authorized capitalization of 50,000,000 shares of Common Stock, $.0001 par value each. In April 1994, the Company issued 4,000,000 shares to Martin Rifkin for cash consideration of $1,000.

     In April 1994, the Company borrowed $4,000 from Martin Rifkin in order to pay certain operating expenses of the Company and expenses of the Offering. Such loans were due on demand and bear interest at 7% per annum. Following completion of the Reconfirmation Offering and Cyberia
Acquisition, the Company repaid these loans from the proceeds of the Offering.

     In May 1996, the Company executed an Agreement and Plan of Tax Free Reorganization with Cyberia and the shareholders of Cyberia pursuant to which upon successful completion of the Reconfirmation Offering the Company would acquire all of the issued and outstanding shares of capital stock of Cyberia in exchange for 25,500,000 shares of Common Stock of the Company. As of December 26, 1996, and following successful completion of the Reconfirmation Offering, the Company consummated the Cyberia Acquisition whereby Cyberia became a wholly-owned subsidiary of the Company.

     In 1996, Cyberia paid approximately $83,000 to Media Ventures, a company operated by Jay Rifkin and Hans Zimmer, for sound mixing and recording services. Cyberia also paid Media Ventures $39,000 for related overhead costs. As of December 31, 1996, $29,701 is due to Media Ventures for these costs.

     See Part I, Item 2 elsewhere herein for information on the facilities leased by Cyberia on a month-to-month basis from Media Ventures and additional office space leased from a limited partnership owned and controlled by Jay Rifkin and Hans Zimmer.

Item 13.  Exhibits, List and Reports on Form 8-K.

     (a)  Exhibits.

          3.1  Registrant's certificate of incorporation(1)
          3.2 Registrant's certificate of amendment to its certificate of incorporation (filed January 13, 1997)
          3.3  Registrant's by-laws(1)
          4.1  Specimen certificate for common stock(1)
          4.2  Promissory Note with Martin Rifkin(1)
          10.1 Agreement and Plan of Tax Free Reorganization dated May 22, 1996 by and among NW Venture Corp., Cyberia, Inc.
               ("Cyberia") and the shareholders of Cyberia(2)
          22.0 Cyberia Holdings, Inc., parent and subsidiaries
          27.1 Financial Data Schedule
          99.1 Escrow Agreement (form)(1)
          ___________________

          (1) Filed with the Registration Statement on Form SB-2 declared effective as of June 30, 1995.

          (2) Filed with Post-Effective Amendment to the Registration Statement on Form SB-2 declared effective as of December 24, 1996.

     (b)  Reports on Form 8-K.

     Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

Items Reported      Financial Statement Filed     Date of Report

Changes in Control  Incorporated by reference     December 26, 1996
of Registrant;      from Post-Effective Amendment
Acquisition         to the Registration Statement
or Disposition      on Form SB-2
of Assets


                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CYBERIA HOLDINGS, INC.
                                   (Registrant)

                                   By:  /s/Jay Rifkin
                                        Jay Rifkin, President

                                   Dated: April 14, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                Title                    Date


/s/Jay Rifkin            President, Chief         April 14, 1997
Jay Rifkin               Executive Officer,
                         Treasurer, Director
                         (Principal Executive
                         Officer)

/s/Hans Zimmer           Vice President,          April 14, 1997
Hans Zimmer              Secretary, Director


/s/Martin Rifkin         Director                 April 14, 1997
Martin Rifkin


/s/Elisa M. Perlman      Chief Financial Officer  April 14, 1997
Elisa M. Perlman         (Principal Financial
                         Officer and Principal
                         Accounting Officer)




                          CYBERIA HOLDINGS, INC.
                             AND SUBSIDIARIES
                     CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED
                        DECEMBER 31, 1996 AND 1995







                                                        Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS       1

FINANCIAL STATEMENTS

Consolidated Balance Sheet                               2

Consolidated Statements of Operations                    3

Consolidated Statement of Stockholders' Equity           4

Consolidated Statements of Cash Flows                    5

Notes to Consolidated Financial Statements               6 - 10




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Cyberia Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Cyberia Holdings, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyberia Holdings, Inc. and subsidiaries as of December 31, 1996, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/Singer Lewak Greenbaum & Goldstein LLP
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 21, 1997



CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
As of December 31, 1996


ASSETS (Note 3)

Current assets
Cash                                         $ 121,830
Accounts receivable, net of allowance
for doubtful accounts of $0                    121,750
Advances to employees                           19,314
Prepaid expenses and other current assets        8,496

     Total current assets                      271,390

Furniture and equipment, net (Note 2)           58,841
Other assets                                     9,995

          Total assets                        $340,226


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Line of credit (Note 3)                   $  70,000
   Note payable - stockholder (Note 4)           4,000
   Accounts payable and accrued expenses        90,213
   Due to affiliates (Note 6)                   29,701
   Accrued payroll and payroll taxes            28,542

     Total current liabilities                 222,456

Minority interest                               18,477

Commitments and contingencies (Note 5)

Stockholders' equity
   Common stock, $.0001 par value:
    50,000,000 shares authorized,
    30,000,000 shares issued and outstanding     3,000
   Additional paid-in capital                    9,269
   Retained earnings                            87,024

        Total stockholders' equity              99,293

Total liabilities and stockholders' equity    $340,226




The accompanying notes are an integral part of these financial statements.


CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 1996

                                        1996            1995

Net sales (Note 7)                   $1,029,866      $  488,237

Cost of sales                           401,351         265,944
General and administrative
expenses                                543,951         263,501

Total expenses                          945,302         529,445

Income (loss) from operations            84,564         (41,208)

Other income (expense)
Other income                              4,476           1,043
Interest expense                         (1,216)             -

Total other income (expense)              3,260           1,043

Income (loss) before taxes               87,824         (40,165)

Income taxes                                800           4,865

Net income (loss)                       $87,024        $(45,030)

Net income (loss) per share             $  0.00        $   0.00

Weighted average common shares
outstanding                             25,536,986     25,500,000



The accompanying notes are an integral part of these financial statements.



CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31,

                                               Additional
                         Common Stock          Paid-in
                        Shares      Amount     Capital

Balance, December 31,
1994                     25,500,000  $1,000    $     -

Net loss

Balance, December 31,
1995                    25,500,000   1,000           -

Effect of change in
 tax filing status                               (30,975)

Shares issued for
  acquisition of NW
  Ventures Corp.         4,500,000   2,000        40,244

Net income                                           -

Balance, December 31,
1996                    30,000,000  $3,000        $9,269

The accompanying notes are an integral part of these financial statements.



CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Continued)
For the Years Ended December 31,

                                Retained
                                Earnings      Total

Balance, December 31,
   1994                         $14,055       $15,055

Net loss                        (45,030)      (45,030)

Balance, December 31,
  1995                          (30,975)      (29,975)

Effect of change in tax
  filing status                  30,975             -

Shares issued for
 acquisition of NW
 Ventures Corp.                                42,244

Net income                       87,024        87,024

Balance, December 31,
  1996                          $87,024       $99,293


The accompanying notes are an integral part of these financial statements.



CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                             1996      1995
Cash flows from operating activities
 Net income (loss)                           $87,024   $(45,030)
   Adjustments to reconcile net income
   (loss) to net cash (used in) provided
   by operating activities
        Depreciation                           5,016      4,370
   (Increase) decrease in
     Accounts receivable                     (57,228)   (45,836)
     Work in progress                         19,007    (19,007)
     Prepaid and other current assets         (8,163)      (262)
     Other assets                             (4,720)         -
   Increase (decrease) in
     Accounts payable and accrued
     expenses                                 56,726     21,413
     Due to affiliates                        11,326     18,375
     Accrued payroll and payroll taxes        28,542         -
     Deferred income                        (148,157)   148,157

        Net cash (used in) provided by
        operating activities                 (10,627)    82,180

Cash flows from investing activities
   Acquisition of NW Ventures Corp.           46,928         -
   Advances to employees                     (19,314)        -
   Purchase of furniture and equipment       (45,177)    (4,201)

        Net cash used in investing
        activities                           (17,563)    (4,201)

Cash flows from financing activities
   Net proceeds from line of credit           70,000         -

       Net increase in cash                   41,810     77,979

Cash, beginning of period                     80,020      2,041

Cash, end of period                         $121,830    $80,020

Supplemental disclosures of cash flow
information
 Interest paid                              $  1,216    $    -

 Taxes paid                                 $    800    $ 4,865

Supplemental schedule of non-cash investing and financing activities

The Company issued 4,500,000 shares of common stock for the acquisition of NW Ventures Corp.


The accompanying notes are an integral part of these financial statements.




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business
Cyberia, Inc. (the "Company" or "Cyberia") was incorporated in California in February 1994. The Company composes background music for television and radio commercials which are aired throughout the world. The Company also designs Internet web sites, computer games, and software. The Company sells its services to customers in the United States.

In August 1996, the Company entered into a joint venture to form Media Revolution, LLC. The Company owns 80% of this entity and has control of the day to day operations. The remaining 20% is owned by an unrelated stockholder. Media Revolution, LLC has been consolidated with the Company in the accompanying consolidated financial statements with the minority interest reflected as a separate component of the consolidated balance sheet.

Reverse Merger
On December 28, 1996, NW Venture Corp. ("NW Venture") acquired all of the outstanding stock of Cyberia. For accounting purposes, the acquisition has been treated as a recapitalization of Cyberia with Cyberia as the acquirer (reverse acquisition). NW Venture subsequently changed its name to Cyberia Holdings, Inc. (hereafter referred to as the "Company").

Principles of Consolidation
The consolidated financial statements include the accounts of Cyberia Holdings, Inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated.

Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Furniture and Equipment
Furniture and equipment are stated at cost. The Company provides for depreciation and amortization using accelerated and straight-line methods over the estimated useful lives of 3 to 7 years as follows:

          Furniture and fixtures           7 years
          Computer equipment               3 years
          Office equipment                 7 years

Expenditures for maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Gains or losses on the sale of furniture and equipment are reflected in the statement of operations.


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk
The Company sells its products to customers throughout the United States. (See Note 7 for sales to significant customers.) The Company's sales are dependent on a small group of customers.

Net Income (Loss) Per Share
Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during each year.

Fair Value of Financial Instruments
The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown as line of credit and note payable also approximate fair value because current interest rates offered to the Company for lines of credit and notes payable of similar maturities are substantially the same.

Impairment of Long-Lived Assets
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The impact of such adoption was not material.

Estimates
In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Work-in-process
Work-in-process consists of cost incurred on uncompleted contracts. Deposits and progress billings are recorded as deferred revenue.

Revenue Recognition
Revenues from contracting services are recognized upon completion of the contract.

Income Taxes
For the year ended December 31, 1995, the Company was taxed as an "S" corporation. In lieu of corporate income taxes, the stockholders of an "S" corporation were taxed on their proportionate share of the Company's taxable income (loss).



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)
Beginning January 1, 1996, the Company has elected to revoke the "S" corporation status for income tax purposes; therefore, the Company will be taxed at the federal and state statutory rates. The Company has elected to use the cash method for reporting income taxes. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."


NOTE 2 - FURNITURE AND EQUIPMENT

Furniture and equipment at December 31, 1996 consist of the following:

          Furniture and fixtures          $ 8,718
          Computer equipment               46,102
          Office equipment                 13,035

                                           67,855
          Less accumulated depreciation     9,014

            Total                         $58,841


NOTE 3 - LINE OF CREDIT

The line of credit is secured by all assets of the Company and bears interest at prime (8.25% at December 31, 1996) plus .75%. The Company is required to observe a thirty-consecutive-day out-of-debt period prior to the review date of August 31, 1997.


NOTE 4 - NOTE PAYABLE - STOCKHOLDER

The note payable is unsecured, due upon demand and bears interest at 7% per annum.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company subleases a facility for its corporate and operations office from a related party on a month-to-month basis pursuant to a verbal agreement. The related party leases the office building from a third party, and the lease expires in March 1997.




NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company also has long-term lease agreements for certain facilities for its corporate and operations offices from related parties. Future minimum lease payments relating to these facilities are as follows:

       Year Ending
       December 31,

          1997                               $   39,320
          1998                                   40,320
          1999                                   40,320
          2000                                   40,320
          2001                                   23,800
          Thereafter                             61,000

             Total                            $ 245,080

Rent expense paid to related parties was $48,388 and $28,800 for 1996 and 1995, respectively.


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company paid approximately $83,000 and $40,000 to Media Ventures, which has common ownership, for sound mixing and recording services for 1996 and 1995, respectively. The Company also paid Media Ventures $39,000 and $18,375 for related overhead cost for 1996 and 1995, respectively. As of December 31, 1996, $29,701 is due to Media Ventures.


NOTE 7 - SALES

During the year ended December 31, 1996, the Company conducted business with two customers whose sales comprised approximately 17% and 41%, respectively, of net sales.

During the year ended December 31, 1995, the Company conducted business with three customers whose sales comprised approximately 10%, 19%, and 35%, respectively, of net sales.




NOTE 8 - SUBSEQUENT EVENTS

In February 1997, the Company entered into a long-term lease agreement for additional corporate and operations office space with monthly payments of $1,000. The future minimum lease payments relating to this lease have been included in the schedule of future minimum lease payments in footnote 5.


NOTE 9 - INCOME TAXES

A reconciliation of the expected income tax computed using the federal statutory income rate to the Company's effective rate for the year ended December 31, 1996 is as follows:

Income tax computed at federal statutory
  tax rate                                      34%
Deferred tax benefit resulting from
  conversion from an "S"
  corporation to a "C" corporation             (34)
          State taxes                            1

               Total                             1%

Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following at December 31, 1996:

Deferred tax assets:
Net operating loss carryforwards                        $17,754
Accounts payable and accrued liabilities                 36,085
Accrued payroll and payroll taxes                         6,652
                                                         60,491
          Valuation allowance                           (10,591)
                                                         49,900
          Deferred tax liabilities:
             Accounts receivable                        (48,700)
             Depreciation of furniture and equipment     (1,200)

               Total                                    $    -

As of December 31, 1996, the Company has federal and state net operating loss carryforwards of approximately $48,000 and $24,000, respectively, that begin to expire in 2011 and 2001, respectively.





                                            Commission File No. 33-83418-LA





                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549





                             EXHIBITS

                            filed with

                           ANNUAL REPORT

                          ON FORM 10-KSB

                             FOR THE

                FISCAL YEAR ENDED DECEMBER 31, 1996






                      CYBERIA HOLDINGS, INC.













                         INDEX TO EXHIBITS

                                                             PAGE

3.1  Registrant's certificate of incorporation(1)

3.2 Registrant's certificate of amendment to its certificate of incorporation (filed January 13, 1997)

3.3  Registrant's by-laws(1)

4.1  Specimen certificate for common stock(1)

4.2  Promissory Note with Martin Rifkin(1)

10.1 Agreement and Plan of Tax Free Reorganization dated May 22, 1996 by and among NW Venture
     Corp., Cyberia, Inc. ("Cyberia") and the shareholders of Cyberia(2)

22.0 Cyberia Holdings, Inc., parent and subsidiaries

27.1 Financial Data Schedule

99.1 Escrow Agreement (form)(1)

     _____________________


(1) Filed with the Registration Statement on Form SB-2 declared effective as of June 30, 1995.

(2) Filed with Post-Effective Amendment to the Registration Statement on Form SB-2 declared effective as of December 26, 1996.