Form 10QSB
period 1997-03-31
CYBERIA HOLDINGS INC
filed 1997-05-20
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                          FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended MARCH 31, 1997

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to


                  Commission file number 33-83418-LA


                       CYBERIA HOLDINGS, INC.
   (Exact name of Small Business Issuer as Specified in its Charter)


Delaware                                                     93-1138967
(State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or                                      Identification
Organization)                                                   Number)

                           1547 14th Street
                    Santa Monica, California 90404
               (Address of Principal Executive Offices)

                            (310) 260-3163
           (Issuer's Telephone Number, Including Area Code)

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

            Common, $.0001 par value per share: 30,000,000
                     outstanding as of May 1, 1997

                  PART I - FINANCIAL INFORMATION

              CYBERIA HOLDINGS, INC. AND SUBSIDIARIES


                  Index to Financial Information
                    Period Ended March 31, 1997



     Item                                         Page Herein

     Item 1 - Financial Statements:

     Consolidated Balance Sheet                        3

     Consolidated Statements of Operations             4

     Consolidated Statements of Cash Flows             5

     Notes to Condensed Consolidated
     Financial Statements                              6



     Item 2 -  Management's Discussion and
               Analysis or Plan of Operation           7

              CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                       As of March 31, 1997




                     ASSETS

Current Assets
  Cash                                       $     33,360
  Accounts receivable                             170,965
  Due from affiliate                                   63
  Advances to employees                            17,417
  Prepaid expenses
  and other current assets                         12,649
     Total current assets                         234,454

Non-current assets
  Property, plant and equipment(net)               61,100
  Other assets                                     11,074
     Total non-current assets                      72,174

Total assets                                 $    306,628

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
  Line of credit                             $    130,000
  Note payable                                      4,000
  Accounts payable and accrued expenses           115,643
  Due to affiliate                                 19,889
  Accrued P/R & P/R taxes                          28,052
     Total current liabilities                    297,584

Minority Interest                                  18,477

Stockholders' equity
  Common stock. $.001 par value:                    3,000
     50,000,000 shares authorized,
     30,000,000 shares issued
     and outstanding
  Additional paid in capital                        9,269
  Retained earnings                               (21,702)
     Total stockholders' equity (deficiency)       (9,433)

Total liabilities & stockholders' equity     $    306,628

              CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS




                                         FOR THE PERIODS
                                       1/1/97       1/1/96
                                       THROUGH      THROUGH
                                       3/31/97      3/31/96


Sales                                  $    190,651 $    306,859

Cost of sales                                47,170      137,556
General and administrative expenses         247,796       31,806

        Total expenses                      294,966      169,362

Income (loss) from operations              (104,315)     137,497

Other income (expense)
   Other income                                 207          500
   Other expense                             (2,218)           0
        Total other income (expense)         (2,011)         500

Income (loss) before taxes                 (106,326)     137,997

Income taxes                                  2,400        7,263

Net income (loss)                      $   (108,726)$    130,734

Net income (loss) per share            $       0.00 $       0.01

Weighted average common shares
  outstanding                            30,000,000   25,500,000

              CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           FOR THE PERIODS
                                           1/1/97     1/1/96
                                           THROUGH    THROUGH
                                           3/31/97    3/31/96
Operating Activities:
   Net income                              $ (108,726)$  130,734
   Adjustments to reconcile
    net income to net cash
    provided by operating activities
         Depreciation and amortization          3,510          0
         Deferred income taxes                           (47,935)
      (Increase) decrease in:
         Accounts receivable                  (49,215)    30,326
         Work in process                            0     19,007
         Due from affiliate                       633        291
         Prepaid and other current assets      (4,153)         0
         Other assets                          (1,079)         0
      Increase (decrease) in:
         Accounts payable and accrued
          expenses                             25,430    (11,373)
         Due to affiliates                    (10,508)     7,212
         Accrued P/R & P/R taxes                 (490)     3,031
         Deferred income                            0   (148,157)

Net cash provided by (for)
  operating activities                       (144,598)   (16,864)

Investing Activities:
      Advances to employees                     1,897          0
      Purchase of computer equipment           (5,769)    (4,717)

Net cash provided by (for)
  investing activities                         (3,872)    (4,717)

Financing Activities:
      Line of credit advance                   60,000          0

Net cash provided by (for)
  financing activities                         60,000          0

Net increase in cash                          (88,470)   (21,581)

Cash, beginning of period                     121,830     80,020

Cash, end of period                        $   33,360 $   58,439

Supplemental disclosures
of cash flow information

   Interest Paid                           $    2,218 $        -
   Taxes paid                              $    2,400 $    7,263

              CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997
                            (UNAUDITED)

1.   Presentation of Interim Information

     In the opinion of the management of Cyberia Holdings, Inc. and Subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1997, and the results of operations for the three months ended March 31, 1996 and 1997, and cash flows for the three months ended March 31, 1996 and 1997. Interim results are not necessarily indicative of results for a full year.

2.   Financial Statements

     The condensed consolidated financial statements include the account of the Company and its subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated.

3.   Bank Line

     On July 25, 1996, the Company obtained a $130,000 line of credit agreement with Republic Bank California, N.A., due on demand, with interest on the unpaid principal balance at the prime rate + .75%. The Company is required to observe a thirty (30) consecutive day out-of-debt period prior to August 31, 1997. There were $130,000 outstanding as of March 31, 1997.

Item 2.   Management's Discussion and Analysis or Plan of Operation.


     The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report and is qualified in its entirety by the foregoing.

     Background

     The Company was organized under the laws of the State of Delaware on February 24, 1994 under the name NW Venture Corp. In October 1995, the Company completed an initial public offering of 500,000 shares of its Common Stock at a price of $.10 per share pursuant to a Registration Statement declared effective by the Securities and Exchange Commission on June 30, 1995 as a "blank check" offering subject to Rule 419 of Regulation C under the Securities Act of 1933. The Company had been organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to employ the Company's funding in their business or to seek the perceived advantages of a publicly-held corporation.

     In May 1996, the Company executed an agreement with Cyberia, Inc., a California corporation ("Cyberia"), and its shareholders to acquire all of the issued and outstanding shares of capital stock of Cyberia in exchange for 25,500,000 shares of Common Stock of the Company (the "Cyberia Acquisition"). Cyberia is primarily involved in the business of creating original music for television commercials. As of December 26, 1996, and following successful completion of a reconfirmation offering required pursuant to Rule 419, the Company consummated the Cyberia Acquisition whereby Cyberia became a wholly-owned subsidiary of the Company.

     On January 13, 1997, the Company changed its corporate name to Cyberia Holdings, Inc. to reflect the change of direction and new business of the Company which resulted from the aforesaid transaction with Cyberia.

     Results of Operations

     Sales for the three months ended March 31, 1997 decreased to $190,651 as compared to sales for the three months ended March 31, 1996 of $306,859, a decrease of $116,208. The Company reported a net loss of $(108,726) for the three months ended March 31, 1997 as compared to net income of $130,734 for the three months ended March 31, 1996. This change resulted primarily from a decrease in sales for the first three months of 1997 as compared to the comparable 1996 period as well as an increase in general and administrative expenses.

     General and administrative expenses increased to $247,796 for the three months ended March 31, 1997 compared to $31,806 for the three months ended March 31, 1996, an increase of $215,990. The increase is due to additional facilities and employees, and the implementation of a marketing campaign to achieve a greater public presence for the Company.

     Interest expense for the three months ended March 31, 1997 increased to $2,218 from no interest expense for the three months ended March 31, 1996. This increase is due to the interest costs related to the borrowings on the bank line of credit obtained from Republic Bank California, N.A.

     Liquidity and Capital Resources

     At March 31, 1997, The Company had a working capital deficit of $(63,130). The ratio of current assets to current liabilities was
approximately 1 to 1.26 at March  31, 1997.   At March 31, 1997, the
Company  had a stockholders' deficiency  of $(9,433).

     To date, the Company has funded its activities principally from cash flows generated from operations as well as its bank borrowings. It is anticipated that the Company's continuing cash flows from operations and its bank line of credit will be sufficient to meet its cash and working capital requirements at least through 1997.

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

               (b)  Reports on Form 8-K.

               Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 1997.

               None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CYBERIA HOLDINGS, INC.
                                   (Registrant)


Dated: May 19, 1997                By:  /s/Jay Rifkin
                                        Jay Rifkin, President



Dated: May 19, 1997                By:  /s/Elisa M. Perlman
                                        Elisa M. Perlman
                                        Chief Financial Officer
                                        (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)