Form 10QSB
period 1997-06-30
CYBERIA HOLDINGS INC
filed 1997-08-19
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                          FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended JUNE 30, 1997

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

            Common, $.0001 par value per share: 30,000,000
                   outstanding as of August 1, 1997

                  PART I - FINANCIAL INFORMATION

              CYBERIA HOLDINGS, INC. AND SUBSIDIARIES


                  Index to Financial Information
                    Period Ended June 30, 1997



     Item                                         Page Herein

     Item 1 - Financial Statements:

     Consolidated Balance Sheet                        3

     Consolidated Statements of Operations             4

     Consolidated Statements of Cash Flows             6

     Notes to Condensed Consolidated
      Financial Statements                             7



     Item 2 - Management's Discussion and
              Analysis or Plan of Operation            8

              CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                        As of June 30, 1997




ASSETS

Current Assets
     Cash                               $    169,615
     Accounts receivable                     168,478
     Advances to employees                    14,247
     Prepaid expenses and other
      current assets                           5,971

          Total current assets               358,311

Non-current assets
     Property, plant and
      equipment (net)                         64,569
     Other assets                             11,074
          Total non-current assets            75,643

Total assets                            $    433,954

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
     Line of credit                     $    130,000
     Deferred Income                          84,418
     Accounts payable and
      accrued expenses                       106,286
     Due to affiliate                         41,765
     Accrued P/R & P/R taxes                  39,651
          Total current liabilities          402,120

Minority Interest                             18,477

Stockholders' equity
     Common stock, $.001 par value:            3,000
        50,000,000 shares authorized,
        30,000,000 shares issued
         and outstanding
     Additional paid in capital                9,269
     Retained earnings                         1,088
        Total stockholders' equity
         (deficiency)                         13,357
Total liabilities & stockholders'
  equity                                $    433,954

                  CYBERIA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS




                                            FOR THE PERIODS
                                         4/1/97        4/1/96
                                         THROUGH       THROUGH
                                         6/30/97       6/30/96

Sales                                    $355,766      $311,356
Cost of sales                             105,305       131,714
General and administrative
  expenses                                204,745       138,677
     Total expenses                       310,050       270,391
Income from operations                     45,716        40,965

Other income (expense)
     Other income                             775         1,174
     Other expense                         (3,045)            0
          Total other income
           (expense)                       (2,270)        1,174
Income (loss) before taxes                 43,446        42,139
Income taxes                                    0        64,425
Net income (loss)                        $ 43,446      $(22,286)
Net income (loss) per share              $   0.01      $   0.00
Weighted average common shares
 outstanding                             30,000,000    25,500,000

              CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                            FOR THE PERIODS
                                         1/1/97        1/1/96
                                         THROUGH       THROUGH
                                         6/30/97       6/30/96

Sales                                    $546,417      $618,215
Cost of sales                             150,303       269,270
General and administrative
  expenses                                475,601       170,483
     Total expenses                       625,904       439,753
Income (loss) from operations             (79,487)      178,462

Other income (expense)
     Other income                           1,277         1,674
     Other expense                         (5,326)            0
       Total other income (expense)        (4,049)        1,674
Income (loss) before taxes                (83,536)      180,136
Income taxes                                2,400        71,688
Net income (loss)                        $(85,936)     $108,448
Net income (loss) per share              $   0.00      $   0.01
Weighted average common shares
  outstanding                            30,000,000    25,500,000

              CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            FOR THE PERIODS
                                         1/1/97        1/1/96
                                         THROUGH       THROUGH
                                         6/30/97       6/30/96
Operating Activities:
  Net income                             $(85,936)    $108,448
  Adjustments to reconcile
   net income to net cash
   provided by operating activities
      Depreciation and amortization         7,138             0
      Deferred income taxes                     0             0
    (Increase) decrease in:
      Accounts receivable                 (46,728)       18,172
       Work in process                          0        19,007
       Due from affiliate                     696             0
       Prepaid and other current
        assets                              2,525        (7,389)
       Other assets                        (1,079)       (5,192)
    Increase (decrease) in:
       Accounts payable and accrued
        expenses                           16,073        25,115
       Due to affiliates                   11,368         8,238
       Accrued P/R & P/R taxes             11,109             0
       Income tax payable                       0        70,188
       Deferred income                     84,418      (148,157)

Net cash provided by (for)
  operating activities                       (416)       88,430

Investing Activities:
  Advances to employees                     5,067             0
  Purchase of computer equipment          (12,866)       (3,813)

Net cash provided by (for)
  investing activities                     (7,799)       (3,813)

Financing Activities:
  Line of credit advance                   60,000             0
  Loan repayment                           (4,000)            0

Net cash provided by (for)
  financing activities                     56,000             0

Net increase in cash                       47,785        84,617
Cash, beginning of period                 121,830        80,020

Cash, end of period                      $169,615      $164,637

Supplemental disclosures of cash
 flow information Interest Paid          $  5,326      $      0
Taxes paid                               $  2,400      $  1,500

              CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997
                            (UNAUDITED)

1.    Presentation of Interim Information

      In the opinion of the management of Cyberia Holdings, Inc. and Subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 1997, and the results of operations for the six months ended June 30, 1996 and 1997, and cash flows for the six months ended June 30, 1996 and 1997. Interim results are not necessarily indicative of results for a full year.

2.    Financial Statements

      The condensed consolidated financial statements include the account of the Company and its subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated.

3.    Bank Line

      On July 25, 1996, the Company obtained a $130,000 line of credit agreement with Republic Bank California, N.A., due on demand, with interest on the unpaid principal balance at the prime rate + .75%. The Company is required to observe a thirty (30) consecutive day out-of-debt period prior to August 31, 1997. There were $130,000 outstanding as of June 30, 1997.

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

    Results of Operations

    Sales for the three months ended June 30, 1997 increased to $355,766 as compared to sales for the three months ended June 30, 1996 of $311,356, an increase of $44,410. Sales for the six months ended June 30, 1997 decreased to $546,417 as compared to sales for the six months ended June
30, 1996 of $618,215, a decrease  of  $71,798.   The Company reported a net
loss of $(85,936) for the six months ended June 30, 1997 as compared to net income of $108,448 for the six months ended June 30, 1996, a decrease of $(194,384). This change resulted primarily from a decrease in sales in the first quarter of 1997 as compared to the comparable 1996 period as well as an increase in general and administrative expenses in the first six months of 1997.

    General and administrative expenses increased to $204,748 and $475,601 for the three and six months ended June 30, 1997, respectively, as compared to general and administrative expenses of $138,677 and $170,483 for the comparable 1996 periods. This increase is due to additional facilities and employees, and the implementation of a marketing campaign to achieve greater public presence of the Company.

    Interest expense for the six months ended June 30, 1997 increased to $5,326 from no interest expense for the six months ended June 30, 1996. This increase is due to the interest costs related to the borrowings on the bank line of credit obtained from Republic Bank California, N.A.

    Liquidity and Capital Resources

    At June 30, 1997, the Company had a working capital deficit of
$(43,809).   The ratio of current assets to current liabilities was
approximately 1 to 1.12 at June 30, 1997.   At June 30, 1997, the Company
had a stockholders' equity of $13,357.

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

               (b)  Reports on Form 8-K.

               Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 1997.

               None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CYBERIA HOLDINGS, INC.
                                        (Registrant)


Dated:  August 18, 1997                 By: /s/Jay Rifkin
                                            Jay Rifkin, President



Dated:  August 18, 1997                 By: /s/Elisa M. Perlman
                                            Elisa M. Perlman
                                            Chief Financial Officer
                                            (Principal Financial
                                            Officer and Principal
                                            Accounting Officer)