Form 10QSB
period 1997-09-30
CYBERIA HOLDINGS INC
filed 1997-11-19
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                          FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended SEPTEMBER 30, 1997

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

                   Yes    X              No


State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

            Common, $.0001 par value per share: 30,000,000
                  outstanding as of November  1, 1997

                    PART I - FINANCIAL INFORMATION

                CYBERIA HOLDINGS, INC. AND SUBSIDIARIES


                    Index to Financial Information
                   Period Ended September  30, 1997



Item                                                    Page Herein

Item 1 - Financial Statements:

Consolidated Balance Sheet                                    3

Consolidated Statements of Operations                         4

Consolidated Statements of Cash Flows                         6

Notes to Condensed Consolidated Financial Statements          7



Item 2 - Management's Discussion and
         Analysis or Plan of Operation                        8

                    CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          As of  September  30, 1997

ASSETS

Current Assets
Cash                                     $      175,950
Accounts receivable                             266,310
Advances to employees                            17,835
Work in Process                                   1,465
Loans Receivable                                 63,522
Prepaid expenses and
 other current assets                             6,000
Total current assets                            531,082

Non-current assets
Property, plant and equipment(net)               82,845
Other assets                                     11,194
Total non-current assets                         94,039

Total assets                             $      625,121

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Line of credit                           $     130,000
Accounts payable and
 accrued expenses                               73,288
Due to affiliate                                23,820
Income tax payable                               4,878
Accrued P/R & P/R taxes                         51,884
Deferred Income                                201,646
Total current liabilities                      485,516

Minority Interest                               18,477

Stockholders' equity
Common stock, 0.001 par value:                   3,000
50,000,000 shares authorized,
30,000,000 shares issued and
 outstanding
Additional paid in capital                       9,269
Retained earnings                              108,859
Total stockholders' equity
 (deficiency)                                  121,128

Total liabilities &
 stockholders' equity                        $ 625,121

                        CYBERIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                               FOR THE PERIODS
                                            7/1/97          7/1/96
                                            THROUGH         THROUGH
                                            9/30/97         9/3O/96

Sales                                       $ 452,758       $  77,251
Cost or sales                                 104,757          42,098
General and administrative expenses           235,000         141,629

     Total expenses                           339,757         183,722

Income from operations                        113,001        (106,476)

Other income (expense)
  Other income                                  1,501           1,187
  Other expense                                (3,511)              0
     Total other income (expense)              (2,010)          1,187

Income before taxes                           110,991        (105,289)

Income taxes                                   44,396         (41,749)

Net income                                    $66,595        $(63,540)

Net income per share                          $  0.01        $   0.00

Weighted average common
 shares outstanding                           30,000,000     25,500,000

                        CYBERIA, INC. AND SUBSIDIARIES
                           STATEMENTS OF OPERATIONS


                                               FOR THE PERIODS
                                            1/1/97          1/1/96
                                            THROUGH         THROUGH
                                            9/30/97         9/3O/96

Sales                                       $ 999,176       $ 695,466


Cost of sales                                 254,985         311,368
General and administrative expenses           709,019         312,112

      Total expenses                          964,004         623,480

Income from operations                         35,172          71,986

Other income (expense)
  Other income                                  2,778           2,861
  Other expense                                (8,837)              0
     Total other income (expense)              (6,059)          2,861

Income before taxes                            29,113          74,847
Income taxes                                    7,278          29,939

Net income                                    $21,835         $44,908

Net income per share                          $  0.00         $  0.01

Weighted average
 common shares outstanding                    30,000,000      25,500,000

                        CYBERIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               FOR THE PERIODS
                                            1/1/97          1/1/96
                                            THROUGH         THROUGH
                                            9/30/97         9/3O/96

Operating Activities:
Net Income                                  $ 21,835        $ 44,908
Adjustments to reconcile
 net income to net cash
 provided by operating activities
   Depreciation and amortization              11,069               0
   Deferred income taxes                           0               0
(Increased decrease in:
Accounts receivable                         (144,560)         25,272
Work in process                               (1,465)         18,725
Loans Receivable                             (63,522)              0
Due from affiliate                               696            (472)
Prepaid and other currant assets               2,496          (7,764)
Other assets                                  (1,199)         (4,686)
Increase (decrease) in:
Accounts payable and accrued expenses        (16,925)         46,738
Due to affiliates                             (6,577)          6,809
Income tax payable                             4,878          28,438
Accrued P/R & P/R taxes                       23,342               0
Deferred income                              201,646        (148,157)
Net cash provided by
 (for) operating activities                   31,714           9,811

Investing Activities:
Advances to employees                          1,479               0
Purchase or computer equipment               (35,073)        (52,406)
Investment in LLC                                  0               0
Net cash provided by
 (for) investing activities                  (33,594)        (52,406)

Financing Activities:
Line of credit advance                        60,000               0
Capital contribution                               0          18,477
Loan repayment                                (4,000)              0

Net cash provided by
 (for) financing activities                   56,000          18,477

Net increase in cash                          54,120         (24,118)
Cash, beginning of period                    121,830          80,020

Cash, end of period                         $175,950         $55,902

Supplemental disclosures of
 cash flow information
Interest Paid                               $  8,837               0
Taxes paid                                  $  7,278         $ 1,500

                CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997
                              (UNAUDITED)

1.  Presentation of Interim Information

In the opinion of the management of Cyberia Holdings, Inc. and Subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1997, and the results of operations for the nine months ended September 30, 1996 and 1997, and cash flows for the nine months ended September 30, 1996 and 1997. Interim results are not necessarily indicative of results for a full year.

2.  Financial Statements

The condensed consolidated financial statements include the account of the Company and its subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated.

3.  Bank Line

On July 25, 1996, the Company obtained a $130,000 line of credit agreement with Republic Bank California, N.A., due on demand, with interest on the unpaid principal balance at the prime rate + .75%. The Company is required to observe a thirty (30) consecutive day out-of-debt period prior to August 31, 1997. There were $130,000 outstanding as of September 30, 1997.

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

Results of Operations

Sales for the three months ended September 30, 1997 increased to $452,758 as compared to sales for the three months ended September 30, 1996 of $77,251, an increase of $375,507. Sales for the nine months ended September 30, 1997 increased to $999,176 as compared to sales for the nine months ended September 30, 1996 of $695,466, an increase of $303,710. The Company reported net income of $21,835 for the nine months ended September 30, 1997 as compared to net income of $44,908 for the nine months ended September 30, 1996, a decrease of $23,073. This change resulted primarily from an increase in deferred income to $201,646 for projects that were not completed until the fourth quarter of 1997, as well as an increase in general and administrative costs for the first nine months of 1997 as compared to the comparable 1996 period.

General and administrative expenses increased to $709,019 for the nine months ended September 30,1997 compared to $312,112 for the nine months ended September 30,1996, an increase of $396,907. The increase is due to additional facilities and employees, and the implementation of a marketing campaign to achieve greater public presence of the Company.

Interest expense for the nine months ended September 30,1997 increased to $8,837 from no interest expense for the nine months ended September 30,1996. This increase is due to the interest costs related to the borrowings on the bank line of credit obtained from Republic Bank California, N.A.

Liquidity and Capital Resources

At September 30,1997, the Company had working capital of $45,566. The ratio of current assets to current liabilities was approximately 1.09 to 1 at September 30, 1997. At September 30, 1997, the Company had a stockholders' equity of $121,128.

To date, the Company has funded its activities principally from cash flows generated from operations as well as its bank borrowings. It is anticipated that the Company's continued cash flows from operations and its bank line of credit will be sufficient to meet its cash and working capital requirements for the next 12 months.

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

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 1997.

          None.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CYBERIA HOLDINGS, INC.
                                   (Registrant)



Dated: November 18, 1997           By: /s/Jay Rifkin
                                       Jay Rifkin, President



Dated: November 18, 1997           By: /s/Elisa M. Perlman
                                       Elisa M. Perlman
                                       Chief Financial Officer
                                       (Principal Financial Officer
                                       and Principal Accounting
                                       Officer)