Form 10KSB
period 1997-12-31
CYBERIA HOLDINGS INC
filed 1998-04-15
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-KSB

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended DECEMBER 31, 1997

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.     [   ]  N/A

State Issuer's revenues for its most recent fiscal year: $1,811,409.

As of March 15, 1998, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (450,000 shares) was approximately $75,938 (based upon the average bid and asked prices of such stock on the most
recently available date prior to March 15, 1998).   The number of shares
outstanding of the Common Stock ($.0001 par value) of the Issuer as of the close of business on March 15, 1998 was 30,000,000.

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

In May 1996, the Company executed an agreement with Cyberia, Inc., a California corporation ("Cyberia"), and its shareholders to acquire all of the issued and outstanding shares of capital stock of Cyberia in exchange for 25,500,000 shares of Common Stock of the Company (the "Cyberia Acquisition"). Cyberia is primarily involved in the business of creating original music for television and radio commercials. As of December 26, 1996, and following successful completion of a reconfirmation offering required pursuant to Rule 419 (the "Reconfirmation Offering"), the Company consummated the Cyberia Acquisition whereby Cyberia became a wholly-owned subsidiary of the Company.

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

During 1996, Cyberia entered into an agreement to form Media Revolution, LLC ("Media Revolution"), which is a company created to design Internet web sites, computer games and software. Cyberia owns 80% of this entity and has control of the day to day operations. The remaining 20% is owned by a non-related party.

Overview of Business and Production Process

     Cyberia

The services of Cyberia are retained by either a commercial production company or advertising agency. In connection therewith, Cyberia has retained the services of sales representatives who offer Cyberia's services to potential clients in various territories. Such territories to date include the United States, Japan, Germany, Netherlands and France. The sales representative will explain the services of Cyberia by showing the potential client a demonstration video reel, featuring commercials that Cyberia has scored, that are representative of the quality of music composed and the production standards employed by Cyberia. If the agency is interested in the work of Cyberia the sales representative will arrange a meeting with the Executive Music Producer and the Agency Producer to discuss generally the musical style required. The Executive Producer will negotiate the production budget and check schedules of the desired composer.

A meeting will then be arranged with the Executive Music Producer, the composer and the advertising agency creative team. A discussion will usually entail the commercial's visual style, meaning and target demographies so that Cyberia has a clear understanding of the musical direction. After the commercial is shot and edited, the composer will receive a copy of the commercial on video tape. The composer will have a room setup with his composing equipment, keyboards, guitars, samplers and effects gear. The composer will then write a piece of music based upon the input of the client and a meeting will be held to play the new music for the client. After the music is finally approved by the agency, it may also need the approval of the agency's client. Upon receipt of the final approval, the music is recorded to digital audio tape, musicians are hired to play and the music is mixed by an audio engineer. The final music is delivered by the agency producer on DAT (high quality digital audio tape).

     Media Revolution

Media Revolution plans, creates maintains and hosts web sites for major entertainment clients and others. Media Revolution has a sales and marketing manager as a member of the full-time staff who is responsible for finding new business through public relations and promotion of the company. Once there is an expressed interest in Media Revolution's services, a meeting is set up to delineate the scope of the project and formulate creative ideas. A proposal is then submitted by the sales and marketing manager to the interested party and if approved, production begins. A production team is assembled to provide technical and creative services throughout the production period. Delivery is assumed to take place once the site has been posted online.

Media Revolution has recently initiated efforts to generate recurring revenues from Web site maintenance and Web site hosting fees. The amount of revenue generated to date from such activities has been 22% of total gross revenues of Media Revolution.

Revenues and Clients

The Company's clients are primarily domestic and foreign advertising agencies and commercial production companies. The Company's services are marketed primarily through its sales representatives who offer the Company's services to such advertising agencies and commercial production companies.

For the years ended December 31, 1997 and 1996, the Company had net sales of approximately $1,820,000 and $1,030,000, respectively. During 1997 and 1996, the Company provided its services for approximately 76 and 36 projects, respectively. During the year ended December 31, 1997, the Company did business with two customers Leo Burnett Agency (an advertising agency) and Twentieth Century Fox (a production company) whose sales comprised approximately 29% and 17% respectively, in net sales.

Competition

The markets for the Company's services are intensively competitive and characterized by significant price competition. The Company has a large number of competitors which range from large national and international concerns to small owner/operator shops. In addition, there are numerous other entities which compete in the low end and mid-price range in the market. Many of the competitors have the advantage of larger installed customer bases then the Company. Many potential customers in the Company's target markets are often reluctant to commit significant resources to replace their current suppliers. In addition, Cyberia competes with licensors of pre-recorded music who are able to license their products at a lower price than creating original music. As a result of the above factors, there can be no assurance that the Company will compete successfully in the future.

The Company believes that its ability to compete depends on elements both within and outside its control including the quality of the creative team, success and timing of marketing and advertising efforts, the performance of competitors and price and availability. There can be no assurance that the Company will be able to compete successfully with respect to these factors. In addition, there can be no assurance that the Company will successfully differentiate its services from the services of its competitors or that the marketplace will consider the Company's services to be superior to the competing services. Moreover, the Company's competitors may introduce additional services that are competitive with those of the Company, and there can be no assurance that the Company's services can compete effectively with such new services.

Employees

Cyberia currently employs six persons, four of whom are the officers of the Company, one who is an executive producer, and one who is an administrative assistant. In addition, the Company has obtained the services of outside sales representatives to market the Company's services, and composers to create original music for the Company's projects.

Media Revolution employs ten persons, two of whom are the members of the company and active managers in the company. There is a full time in house sales and marketing manager, a creative director, a senior programmer, an art director and assistant art director, director of production, production coordinator and three staff designers. In 1998, it is expected that more employees will be needed in order to accommodate the anticipated new project work load.

Item 2.     Description of Property.

The Company maintains its executive offices pursuant to a written agreement, in office space provided by a limited liability company, which is owned by Jay Rifkin and Hans Zimmer. Such offices are located at 1542 15{th} Street, Santa Monica, California 90404, and are leased from a third party. Rent expense paid by Cyberia was $30,700 for 1997 and $38,948 for 1996. Media Revolution has entered into a lease agreement also with a related party for office space at 1749 14th Street, Santa Monica, California 90404. Rent expense was $37,859 and $9,440 for the years 1997 and 1996 respectively.

Item 3.     Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.Submission of Matters to a Vote of Security-Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.


                              PART II

Item 5.    Market for Common Equity
           and Related Stockholder Matters.

(a)  Market Information.

Pursuant to Rule 419, the securities issued to subscribers in the Offering remained in escrow and were not released until the completion of the Reconfirmation Offering and Cyberia Acquisition which was consummated as of
December 26, 1996.   Accordingly, until such time, there could be no
trading in the Common Stock of the Company.   As of August 1997, the
Company's Common Stock is traded in the over-the-counter market and is listed on the OTC Bulletin Board under the symbol "CBHD". To date, there
has been only sporadic trading of the Company's Common Stock.   The high
and low bid quotations for the Company's Common Stock tabulated below represent prices between dealers and do not include retail markups, markdowns, commissions or other adjustments and may not represent actual transactions.

                                            Bid Prices

Period                                     High      Low

Year Ended December 31, 1997:

Third Quarter                              $.18      $.125
Fourth Quarter                             $.18      $.125

(b) Holders.

As of March 15, 1998 there were 56 record holders of the Company's Common
Stock.

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

In May 1996, the Company executed an agreement with Cyberia, Inc., a California corporation ("Cyberia"), and its shareholders to acquire all of the issued and outstanding shares of capital stock of Cyberia in exchange for 25,500,000 shares of Common Stock of the Company (the "Cyberia Acquisition"). Cyberia is primarily involved in the business of creating original music for television and radio commercials. As of December 26, 1996, and following successful completion of a reconfirmation offering required pursuant to Rule 419 (the "Reconfirmation Offering"), the Company consummated the Cyberia Acquisition whereby Cyberia became a wholly-owned subsidiary of the Company.

On January 13, 1997, the Company changed its corporate name to Cyberia Holdings, Inc. to reflect the change of direction and new business of the Company which resulted from the aforesaid transaction with Cyberia.

Results of Operations

Net sales for the year ended December 31, 1997 increased to $1,811,409 as compared to net sales for the year ended December 31, 1996 of $1,029,866, an increase of $781,543. This increase is primarily due to the Company's increased visibility and recognition in the commercial music production industry. The Company experienced a strong 4th Quarter accounting for 45%
of the net sales for the year ended December 31, 1997.   This increase in
net sales is in part due to the implementation of a marketing campaign and hiring of new sales representatives, coupled with the increased sales of its subsidiary.

The Company reported operating income of $238,765 for the year ended December 31, 1997 as compared to a net operating income of $84,564 for the year ended December 31, 1996, an increase of $154,201. This increase resulted primarily from a reduction in production costs as a percentage of sales in 1997 to 29% compared to 39% in 1996. This decrease is due to both Cyberia and Media Revolution being able to command higher fees for its services and at the same time keep the production costs primarily consistent with the previous fiscal year.

General and administrative expenses increased to $1,041,195 for the year ended December 31, 1997 compared to $543,951 for the year ended December 31,1996, an increase of $497,244. The increase is due to additional facilities and employees, and the implementation of a marketing campaign to achieve a greater public presence for the Company.

Cyberia's effective tax rate was 35% and 1.0% for the years ended December 31,1997 and 1996, respectively. On January 1,1996, Cyberia revoked its S Corporation status and elected to be taxed as a C corporation. On that date Cyberia recorded a tax benefit from the establishment of a net deferred tax asset resulting from its change in tax status.

Liquidity and Capital Resources

At December 31, 1997, the Company had working capital of $199,759. The ratio of current assets to current liabilities was approximately 1.62 to 1
at December 31, 1997.   At December 31, 1997, the Company had stockholders'
equity of $227,347.

To date, the Company has funded its activities principally from cash flows generated from operations. It is anticipated that the Company's continuing cash flows from operations will be sufficient to meet its cash and working capital requirements at least through 1998.

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

                          Present Position              Has Served As
Name              Age     and Offices                   Director Since

Jay Rifkin        42      President,                    1997
                          Chief Executive
                          Officer, Treasurer
                          and Director

Hans Zimmer       40      Vice President,               1977
                          Secretary 1997
                          and Director

Mark S. Levy      31      Executive Vice President      -
                          and General Manager

Elisa M. Perlman  30      Chief Financial Officer       -

Martin Rifkin     36      Director                      1994

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

HANS ZIMMER has been Vice President, Secretary and a Director of Cyberia since its inception in February 1994 and has been Vice President, Secretary and a Director of the Company since January 1997 following the acquisition of Cyberia. Mr. Zimmer has been President of Remote Control Productions, Inc., which is a general partner of Media Ventures since 1989. Mr. Zimmer is an award winning composer having received an Academy Award and Golden Globe for Best Original Score for "The Lion King". He also received a Grammy Award as Producer of Best Children's Album and Best Instrumental Arrangement with Accompanying Vocalist for "The Lion King". Mr. Zimmer also received Academy Award Nominations for Best Original Score for the films "Rainman" and "As Good As it Gets". He has composed the scores for numerous other major motion pictures including but not limited to "Black Rain", "Driving Miss Daisy", "Bird on a Wire", "Days of Thunder", "Pacific Heights", "Thelma & Louise", "Crimson Tide" and "Nine Months".

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

MARTIN RIFKIN has been a Director of the Company since its inception in February 1994 and was President, Secretary and Treasurer of the Company from its inception through December 1996. Since December 1985, Mr. Rifkin has been a Director of Nutrition Now, Inc., a company which manufactures and markets nutritional supplements and, since November 1987, he has been its Secretary and Treasurer and since February 1992, its President. Also, from August 1988 to February 1992, he was its Vice President. In addition, Mr. Rifkin has been, since April 1985, a Director of Nova International Films, Inc., a company which principally has been engaged in the business of financing and producing motion pictures, and from April 1985 to October 1994, he was its Vice President, and since October 1994, he has been its President and Treasurer. Such company is at the present time relatively inactive. In addition, Mr. Rifkin has been Treasurer and Director of Profit Merchandising Corp. since September 1983 and Vice President since June 1985. Such company is engaged in the distribution of weatherstripping products. Martin Rifkin is the brother of Jay Rifkin.

Item 10.  EXECUTIVE COMPENSATION.

The Company has no employment agreements with any of its executive officers. The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1997, 1996 and 1995, of those persons who were, at December 31, 1997 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):


                               Summary Compensation Table

                         Annual                   Long-Term
                         Compensation             Compensation

                                                Restricted  Shares
Name and Principal  Fiscal                      Stock       Underlying
Position            Year    Salary    Bonus     Awards      Options

Jay Rifkin,         1997    $0        $0        0           0
President and       1996    $30,000   $0        0           0
Chief Executive     1995    $85,000   $0        0           0
Officer

Hans Zimmer,        1997    $0        $0        0           0
Vice President and  1996    $30,000   $0        0           0
Secretary           1995    $65,000   $0        0           0

Mark S. Levy,       1997    $34,167   $5,000    0           0
Executive Vice      1996    $61,061   $0        0           0
President           1995    $15,000   $0        0           0

Since inception, no director has received any cash compensation for his services as such. In the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on behalf of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 15, 1998, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; and (iii) directors and officers of the Company as a group:

                                Number         Percent
                                of Shares      of
Name and Address                Owned          Class

Jay Rifkin                      12,000,000     40.0%
1547 14th Street
Santa Monica, CA 90404

Hans Zimmer                     12,000,000     40.0%
1547 14th Street
Santa Monica, CA 90404

Mark S. Levy                     1,500,000      5.0%
1547 14th Street
Santa Monica, CA 90404

Martin Rifkin                    4,050,000     13.5%
6350 N.E. Campus Drive
Vancouver, WA 98661

All Officers and Directors      29,550,000     98.5%
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

The Company paid approximately $56,947 and $83,000 to Media Ventures, a company operated by Jay Rifkin and Hans Zimmer, for sound mixing and recording services for the years ended December 31, 1997 and 1996, respectively. The Company also paid Media Ventures $74,290 and $39,000 for related overhead costs for the period ending December 31, 1997 and 1996 respectively. As of December 31, 1997, $85,970 is due to Media Ventures for these costs.

During the year ended December 31, 1997, the line of credit for the Company and all the Company's affiliates was transferred to an affiliate, Media Ventures. All affiliates can draw down on the line of credit, and the line of credit is collateralized by all assets of the Company and its
affiliates.   The line of credit bears interest at prime (8.5% at December
31, 1997). At December 31, 1997, $80,000 of the amount due to Media Ventures was for advances on the line of credit.

See Part I, Item 2 elsewhere herein for information on the facilities leased by the Company. Rent expense paid to related parties was $68,559 and $48,388 for the years ended December 31, 1997 and 1996, respectively.

Item 13.   Exhibits, List and Reports on Form 8-K.

(a) Exhibits.

3.1  Registrant's certificate of incorporation(1)
3.2  Registrant's certificate of amendment to its certificate of incorporation (filed January 13, 1997)(3)
3.3  Registrant's by-laws(1)
4.1  Specimen certificate for common stock(1)
10.1 Agreement and Plan of Tax Free Reorganization dated May 22,
     1996 by and among NW Venture Corp., Cyberia, Inc. ("Cyberia") and the shareholders of Cyberia(2)
22.0 Cyberia Holdings, Inc., parent and subsidiaries(3)
27.1 Financial Data Schedule
     ___________________

(1) Incorporated herein by reference from the Company's Registration Statement on Form SB-2 declared effective as of June 30, 1995.

(2) Incorporated herein by reference from the Company's Post-Effective Amendment to the Registration Statement on Form SB-2 declared effective as of December 24, 1996.

(3) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

                                   CYBERIA HOLDINGS, INC.
                                   (Registrant)


                                   By:/s/Jay Rifkin
                                      Jay Rifkin, President

                                   Dated: April 14, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                     Title                     Date



/s/Jay Rifkin                 President, Chief          4/14/98
Jay Rifkin                    Executive Officer,
                              Treasurer, Director
                              (Principal Executive
                              Officer)

/s/Hans Zimmer                Vice President,           4/14/98
Hans Zimmer                   Secretary, Director

/s/Martin Rifkin              Director                  4/14/98
Martin Rifkin

/s/Elisa M. Perlman           Chief Financial Officer   4/14/98
Elisa M. Perlman              (Principal Financial
                              Officer and Principal
                              Accounting Officer)

                      CYBERIA HOLDINGS, INC.
                         AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED
                    DECEMBER 31, 1997 AND 1996

CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
CONTENTS
As of December 31, 1997



                                                        Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS      1

FINANCIAL STATEMENTS

Consolidated Balance Sheet                              2

Consolidated Statements of Operations                   3

Consolidated Statements of Stockholders' Equity         4

Consolidated Statements of Cash Flows                   5 - 6

Notes to Consolidated Financial Statements              7 - 11

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Cyberia Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Cyberia Holdings, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyberia Holdings, Inc. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 24, 1998

CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
As of December 31, 1997

ASSETS

Current assets
Cash                                    $ 211,394
Accounts receivable,
net of allowance for
doubtful accounts of $0                   258,848
Work in process                            25,050
Note receivable                            18,829
Prepaid expenses and other assets           2,692
Advances to employees                       7,796

Total current assets                      524,609

Furniture and equipment, net (Note 2)      86,644
Other assets                               13,144

Total assets                             $624,397

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses    $ 62,187
Income taxes payable                       12,684
Due to affiliates (Note 4)                 88,456
Accrued payroll and payroll taxes          65,487
Deferred income                            80,000
Deferred income taxes                      16,036

Total current liabilities                 324,850

Deferred income taxes                      15,358

Total liabilities                         340,208

Commitments and contingencies (Note 3)

Minority interest                          56,842

Stockholders' equity
Common stock, $.0001 par value
50,000,000 shares authorized
30,000,000 shares issued
 and outstanding                            3,000
Additional paid-in capital                  9,269
Retained earnings                         215,078
Total stockholders' equity                227,347
Total liabilities and
 stockholders' equity                    $624,397

The accompanying notes are an integral part of these financial statements.

CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

                                  1997         1996

Net sales (Note 5)                $1,811,409   $1,029,866

Expenses
Cost of sales                        531,449      401,351
General and administrative
 expenses                          1,041,195      543,951

Total expenses                     1,572,644      945,302

Income from operations               238,765       84,564

Other income (expense)
Interest income                          759            -
Other income                           8,615        4,476
Interest expense                     (11,326)      (1,216)
Minority interest                    (40,781)           -

Total other income (expense)         (42,733)       3,260

Income before taxes                  196,032       87,824

Income taxes                          67,978          800

Net income                          $128,054      $87,024

Basic income per common share       $   0.00      $  0.00

Diluted income per common share     $   0.00      $  0.00

Weighted-average common shares
 outstanding                         30,000,000    25,536,986


The accompanying notes are an integral part of these financial statements.

CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31,
                                         Additional
                       Common Stock      Paid-in   Retained
                     Shares      Amount  Capital   Earnings   Total
Balance,
December 31, 1995    25,500,000  $1,000  $     -   $(30,975)  (29,975)

Effect of change
 in tax filing
 status                                   (30,975)   30,975         -

Shares issued
 for acquisition
 of NW
 Ventures Corp.       4,500,000   2,000    40,244              42,244

Net income                                            87,024   87,024

Balance,
December 31, 1996   30,000,000    3,000     9,269     87,024   99,293

Net income                                           128,054  128,054

Balance,
December 31, 1997   30,000,000   $3,000    $9,269   $215,078 $227,347

The accompanying notes are an integral part of these financial statements.

CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
                                             1997       1996
Cash flows from operating activities
Net income                                   $128,054   $ 87,024
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities
Depreciation                                   16,566      5,016
Minority interest                              40,781          -
Deferred income taxes                          31,394          -
(Increase) decrease in
 Accounts receivable                         (137,098)   (57,228)
Work in progress                              (25,050)    19,007
Prepaid expenses and other assets               5,804     (8,163)
Other assets                                   (3,149)    (4,720)
Increase (decrease) in
Accounts payable and accrued expenses         (28,026)    56,726
Income taxes payable                           12,684          -
Due to affiliates                             (21,245)    11,326
Accrued payroll and payroll taxes              36,945     28,542
Deferred income                                80,000   (148,157)

Net cash provided by (used in)
 operating activities                         137,660    (10,627)

Cash flows from investing activities
Note receivable                              (18,829)          -
Acquisition of NW Ventures Corp.                   -      46,928
Advances to employees                         11,518     (19,314)
Purchase of furniture and equipment          (44,369)    (45,177)

Net cash used in investing activities        (51,680)    (17,563)

Cash flows from financing activities
Net proceeds from (payments on)
 from line of credit                         (70,000)     70,000
Loan from affiliate                           80,000           -
Payments to minority interest                 (2,416)          -
Payments on note to stockholder               (4,000)          -

Net cash provided by financing
 activities                                    3,584      70,000

Net increase in cash                          89,564      41,810

Cash, beginning of period                     121,830     80,020

Cash, end of period                          $211,394   $121,830

The accompanying notes are an integral part of these financial statements.

CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31,
                                           1997       1996
Supplemental disclosures
 of cash flow information

Interest paid                              $11,326    $1,216

Taxes paid                                 $23,900    $  800


Supplemental schedule of non-cash investing and financing activities

The Company issued 4,500,000 shares of common stock for the acquisition of NW Ventures Corp. during the year ended December 31, 1996.


The accompanying notes are an integral part of these financial statements.

CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

On December 28, 1996, NW Venture Corp. ("NW Venture") acquired all of the outstanding stock of Cyberia, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of Cyberia, Inc. with Cyberia, Inc. as the acquirer (reverse acquisition). NW Venture subsequently changed its name to Cyberia Holdings, Inc. (the "Company").

The Company, through its wholly-owned subsidiary, Cyberia, Inc., composes background music for television and radio commercials which are aired throughout the world. The Company also designs Internet web sites, computer games, and software. The Company sells its services to customers in the United States.

In August 1996, Cyberia, Inc. entered into a joint venture to form Media Revolution, LLC. Cyberia, Inc. owns 80% of this entity and has control of the day-to-day operations. The remaining 20% is owned by an unrelated stockholder. Media Revolution, LLC has been consolidated with the Company in the accompanying consolidated financial statements with the minority interest reflected as a separate component of the consolidated balance sheet.

Principles of Consolidation

The consolidated financial statements include the accounts of Cyberia Holdings, Inc. and its subsidiaries. All material inter-company transactions and balances have been eliminated.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 1997, cash and cash equivalents consisted of cash in banks and money market funds.

Furniture and Equipment

Furniture and equipment are stated at cost. The Company provides for depreciation and amortization using accelerated and straight-line methods over the estimated useful lives as follows:

    Furniture and fixtures              7 years
    Computer equipment                  3 years
    Office equipment                    7 years
    Leasehold improvements              5 years

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of furniture and equipment are reflected in the statements of operations.

Net Income Per Share

For the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Earnings per share for 1996 has been restated to conform with SFAS No. 128.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

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

Work-in-Process

Work-in-process consists of costs incurred on uncompleted contracts. Deposits and progress billings are recorded as deferred revenue.

Revenue Recognition

Revenues from contracting services are recognized upon completion of the contract.

Income Taxes

The Company accounts for income taxes under the liability method required by SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Company has elected to use the cash method for reporting income taxes.


NOTE 2 - FURNITURE AND EQUIPMENT

Furniture and equipment at December 31, 1997 consisted of the following:

    Furniture and fixtures                 $ 14,802
    Computer equipment                       55,614
    Office equipment                         20,590
    Leasehold improvements                   21,218

                                            112,224
    Less accumulated depreciation
     and amortization                        25,580

        Total                               $86,644


NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company subleases facilities for its corporate and operations offices from a related party pursuant to a written agreement. The related party leases the office building from a third party, and the leases expire in February 2007.

The Company also has a long-term lease agreement for certain facilities for its corporate and operations offices from a related party pursuant to a written agreement. The related party leases the office building from a third party, and the leases expire in May 2001.

Future minimum lease payments relating to these facilities are as follows:

     Year Ending
     December 31,

      1998                 $ 92,964
      1999                   92,964
      2000                   92,964
      2001                   63,235
      2002                   42,000
      Thereafter            175,000

          Total            $559,127

Rent expense paid to related parties was $68,559 and $48,388 for the years ended December 31, 1997 and 1996, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company paid approximately $56,947 and $83,000 to Media Ventures, which has common ownership, for sound mixing and recording services for the years ended December 31, 1997 and 1996, respectively. The Company also paid Media Ventures $74,290 and $39,000 for related overhead cost for the years ended December 31, 1997 and 1996, respectively. As of December 31, 1997, $85,970 is due to Media Ventures.

During the year ended December 31, 1997, the line of credit for the Company and all the Company's affiliates was transferred to an affiliate, Media Ventures. All affiliates can draw on the line of credit, and the line of credit is collateralized by all assets of the Company and its affiliates. The line of credit bears interest at prime (8.5% at December 31, 1997). At December 31, 1997, $80,000 of the amount due to Media Ventures was for advances on the line of credit.


NOTE 5 - SALES

During the year ended December 31, 1997, the Company conducted business with two customers whose sales comprised approximately 29% and 17%, respectively, of net sales.

During the year ended December 31, 1996, the Company conducted business with two customers whose sales comprised approximately 41% and 17%, respectively, of net sales.


NOTE 6 - INCOME TAXES

A reconciliation of the expected income tax computed using the federal statutory income rate to the Company's effective rate for the years ended December 31, 1997 and 1996 is as follows:

                                      1997      1996

Income tax computed at
 federal statutory tax rate           34.0%      34.0%
Deferred tax benefit resulting
 from conversion from
 an "S" corporation to
 a "C" corporation                       -      (34.0)
Surtax exemptions                     (6.0)         -
State taxes, net of federal benefit    6.0        1.0

    Total                             34.0%       1.0%



Significant components of the Company's deferred tax assets and liabilities for income taxes consisted of the following at December 31, 1997:

Deferred tax assets
Accounts payable and accrued liabilities        $23,294
Due to affiliates                                 7,176
Accrued payroll and payroll taxes                21,735
Deferred income                                  31,600

    Total deferred assets                        83,805

Deferred tax liabilities
Accounts receivable                            (89,821)
Work in process                                (10,020)
Depreciation of furniture and equipment        (15,358)

    Total deferred liabilities                (115,199)

Net deferred tax liability                     (31,394)
Less current portion                            16,036

Long-term deferred tax liability              $(15,358)


NOTE 7 - SUBSEQUENT EVENT (UNAUDITED)

Subsequent to December 31, 1997, the Company repaid the $80,000 due to Media Ventures for advances on the line of credit. (See further discussion of the line of credit in Note 4.)