Form 10QSB
period 1998-03-31
CYBERIA HOLDINGS INC
filed 1998-05-20
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                            FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended MARCH 31, 1998

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

          Common, $.0001 par value per share: 30,000,000
                   outstanding as of May 1, 1998

                  PART I - FINANCIAL INFORMATION

              CYBERIA HOLDINGS, INC. AND SUBSIDIARIES


                  Index to Financial Information
                    Period Ended March 31, 1998



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

                   CYBERIA, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                          March 31, 1998


ASSETS

Current Assets
  Cash                                               $  145,081
  Accounts receivable                                   220,145
  Due from affiliate                                      4,800
  Advances to Employees/Other                            17,405
  Work in Process                                           135
  Loans Receivable                                       11,329
  Prepaid expenses and other current assets                 753
     Total current assets                               399,648

Non-current assets
  Property, plant and equipment(net)                     85,443
  Investment in LLC                                           0
  Other assets                                           13,664
     Total non-current assets                            99,107

Total assets                                         $  498,755

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                  65,244
  Due to affiliate                                       20,414
  Income tax payable                                     34,372
  Deferred Income taxes - current                        16,036
  Deferred Income                                         5,000
  Accrued P/R & P/R taxes                                     0
     Total current liabilities                          141,066

Long term liabilites
  Deferred income taxes - long term                  $   15,358
     Total long term liabilites                          15,358

Minority Interest                                        61,549

Stockholders' equity
  Common stock                                            3,000
  Additional paid in capital                              9,268
  Capital                                                     0
  Retained earnings                                     268,514
     Total stockholders' equity                         280,782

Total liabilities & stockholders' equity             $  498,755

                   CYBERIA, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS




                                            FOR THE PERIODS
                                          1/1/98       1/1/97
                                          THROUGH      THROUGH
                                          3/31/98      3/31/97


Sales                                     $622,097     $190,651

Cost of sales                              297,346       47,170
General and administrative expenses        246,368      247,796

        Total expenses                     543,714      294,966

Net income  from operations                 78,383     (104,315)

Other income (expense)
    Interest income                          2,209            0
   Other income                                  0          207
   Minority interest                        (4,706)           0
   Other expense                              (735)      (2,218)
        Total other income (expense)        (3,232)      (2,011)

Income (loss) before taxes                  75,151     (106,326)

Income taxes                                21,716        2,400

Net income (loss)                         $ 53,435    $(108,726)

                   CYBERIA, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            FOR THE PERIODS
                                          1/1/98      1/1/97
                                          THROUGH     THROUGH
                                          3/31/98     3/31/97
Operating Activities:
Net income                                $ 53,435    $(108,726)
Adjustments to reconcile net
income to net cash
provided by operating activities
Depreciation and amortization                4,981       3,510
Minority Interest                            4,706
(Increase) decrease in:
Accounts receivable                         57,531     (49,215)
Work in process                             24,916           0
Due from affiliate                          (4,689)        633
Loans Receivable                           (11,329)          0
Advances to employees/others                (9,609)          0
Prepaid and other current assets             6,630      (4,153)
Other assets                                  (521)     (1,079)
Increase (decrease) in:                          0
Note payable                                     0           0
Accounts payable and
accrued expenses                             3,058      25,430
Due to affiliates                          (72,842)    (10,508)
Accrued P/R & P/R taxes                    (65,487)       (490)
Income Tax Payable                          21,688           0
Deferred income taxes - current                  0           0
Deferred income                            (75,000)          0

Net cash provided by (for)
 operating activities                      (62,532)   (144,598)
Investing Activities:
Acquisition of NW Ventures Corp                  0           0
Advances to employees                            0       1,897
Purchase of computer equipment              (3,779)     (5,769)
Investment in LLC                                0           0

Net cash provided by
 (for) investing activities                 (3,779)     (3,872)
Financing Activities:
Line of credit advance                           0      60,000
Capital contribution                             0           0

Net cash provided by
 (for) financing activities                      0      60,000

Net increase in cash                       (66,311)    (88,470)

Cash, beginning of period                  211,392     121,830

Cash, end of period                       $145,081    $ 33,360

              CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1998
                            (UNAUDITED)


1.   Presentation of Interim Information

In the opinion of the management of Cyberia Holdings, Inc. and Subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1998, and the results of operations for the three months ended March 31, 1997 and 1998, and cash flows for the three months ended March 31, 1997 and 1998. Interim results are not necessarily indicative of results for a full year.

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

Results of Operations

Sales for the three months ended March 31, 1998 increased to $622,097 as compared to sales for the three months ended March 31, 1997 of $190,651, an increase of $431,446. The Company reported net income of $53,435 for the three months ended March 31, 1998, as compared to a net loss of $108,726 for the three months ended March 31, 1997, an increase of $162,161.

General and administrative expenses increased to $543,714 for the three months ended March 31, 1998 compared to $294,966 for the three months ended March 31, 1997, an increase of $248,748. The increase is due to additional facilities and employees, and the implementation of a marketing campaign to achieve greater public presence of the Company.

Interest expense for the three months ended March 31, 1998 decreased to $735 as compared to interest expense of $2,218 for the three months ended March 31, 1997. This decrease is due to the repayment of the Company line of credit, which was previously assigned to an affiliate, Media Ventures. The line of credit was paid down in the amount of $50,000 on January 21, 1998 and $30,000 on March 4, 1998.

Liquidity and Capital Resources

At March 31, 1998, the Company had a working capital deficit of $280,720. The ratio of current assets to current liabilities was approximately 2.84
to 1 at March 31, 1998.   At March 31, 1998, the Company  had a
stockholders' equity of $280,782.

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

               (b)  Reports on Form 8-K.

               Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 1998.

               None.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CYBERIA HOLDINGS, INC.
                                    (Registrant)



Dated: May 19, 1998                 By:  /s/Jay Rifkin
                                         Jay Rifkin, President



Dated: May 19, 1998                 By:  /s/Elisa M. Perlman
                                         Elisa M. Perlman
                                         Chief Financial Officer
                                         (Principal Financial Officer
                                         and Principal Accounting Officer)