Form 10QSB
period 1998-06-30
CYBERIA HOLDINGS INC
filed 1998-08-13
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                            FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended JUNE 30, 1998

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

          Common, $.0001 par value per share: 30,000,000
                 outstanding as of August 1, 1998

                  PART I - FINANCIAL INFORMATION

              CYBERIA HOLDINGS, INC. AND SUBSIDIARIES


                  Index to Financial Information
                    Period Ended June 30, 1998



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

               CYBERIA HOLDINGS, INC AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                           June 30, 1998


ASSETS

Current Assets
  Cash                                              $ 134,591
  Accounts receivable                                 364,150
  Advances to Employees/Other                           8,507
  Loans Receivable                                     11,329
  Prepaid expenses and other current assets             1,200
     Total current assets                             519,777

Non-current assets
  Property, plant and equipment(net)                   85,341
  Other assets                                         19,429
     Total non-current assets                         104,770

Total assets                                        $ 624,547

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses             $ 116,690
  Due to affiliate                                      6,917
  Income tax payable                                   68,812
  Deferred Income taxes - current                      16,036
  Deferred Income                                       4,750
     Total current liabilities                        213,205

Long term liabilites
  Deferred income taxes - long term                    15,358
     Total long term liabilites                        15,358

Minority Interest                                      64,675

Stockholders' equity
  Common stock                                          3,000
  Additional paid in capital                            9,268
  Retained earnings                                   319,041
     Total stockholders' equity                       331,309

Total liabilities & stockholders' equity            $ 624,547

               CYBERIA HOLDINGS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS


                                         FOR THE PERIODS
                                         4/1/98         4/1/97
                                         THROUGH        THROUGH
                                         6/30/98        6/30/97


Sales                                    $   694,259  $  355,766

Cost of sales                                333,850     105,305
General and administrative expenses          268,460     204,745

        Total expenses                       602,310     310,050

Net income  from operations                   91,949      45,716

Other income (expense)
    Interest income                            2,264         775
   Minority interest                          (3,126)          0
   Other expense                                (296)     (3,045)
        Total other income (expense)          (1,158)     (2,270)

Income (loss) before taxes                    90,791      43,446

Income taxes                                 (40,263)          0

Net income (loss)                       $     50,528  $   43,446

Net income(loss) per share              $       0.00  $     0.00

Weighted average common
 shares outstanding                       30,000,000   30,000,000

               CYBERIA HOLDINGS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS


                                        FOR THE PERIODS
                                        1/1/98        1/1/97
                                        THROUGH       THROUGH
                                        6/30/98       6/30/97


Sales                                   $ 1,316,356   $  546,417

Cost of sales                               631,197      150,303
General and administrative expenses         514,828      475,601

        Total expenses                    1,146,025      625,904

Net income  from operations                 170,331      (79,487)

Other income (expense)
    Interest income                           4,473        1,277
   Minority interest                         (7,832)           0
   Other expense                             (1,031)      (5,326)
        Total other income (expense)         (4,390)      (4,049)

Income (loss) before taxes                  165,941      (83,536)

Income taxes                                (61,979)       2,400

Net income (loss)                       $   103,962   $  (85,936)

Net income(loss) per share              $      0.00   $     0.00

Weighted average common
 shares outstanding                     30,000,000    30,000,000

               CYBERIA HOLDINGS, INC AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                        FOR THE PERIODS
                                        1/1/98     1/1/97
                                        THROUGH    THROUGH
                                        6/30/98    6/30/97
Operating Activities:
   Net income                           $  111,794 $  (85,936)
   Adjustments to reconcile
    net income to net cash
    provided by operating activities
       Depreciation and amortization        10,347      7,138
      (Increase) decrease in:
         Accounts receivable               (81,474)   (46,728)
         Work in process                    25,051          0
         Due from affiliate                     34        696
         Loans Receivable                  (11,329)         0
         Advances to employees/others         (634)         0
         Prepaid and other
          current assets                     6,183      2,525
         Other assets                       (6,286)    (1,079)
      Increase (decrease) in:
         Accounts payable and
          accrued expenses                  54,504     16,073
         Due to affiliates                 (91,339)    11,368
         Accrued P/R & P/R taxes           (65,487)    11,109
         Income Tax Payable                 56,128          0
         Deferred income                   (75,250)    84,418

Net cash provided by (for)
 operating activities                      (67,758)     (416)

Investing Activities:
      Advances to employees                      0     5,067
      Purchase of computer equipment        (9,043)  (12,866)
      Investment in LLC                          0         0

Net cash provided by (for)
 investing activities                       (9,043)   (7,799)

Financing Activities:
      Line of credit advance                     0    60,000
      Loan Repayment                                  (4,000)
      Capital contribution                       0         0

Net cash provided by (for)
 financing activities                            0    56,000

Net increase in cash                       (76,801)   47,785

Cash, beginning of period                  211,392   121,830

Cash, end of period                      $ 134,591  $169,615

Supplemental disclosures
 of cash flow information
   Interest Paid                         $   1,031  $  5,326
   Taxes Paid                            $   3,523  $  2,400

                  CYBERIA HOLDINGS, INC. AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998
                              (UNAUDITED)


1.  Presentation of Interim Information

In the opinion of the management of Cyberia Holdings, Inc. and Subsidiary (the Company), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 1998, and the results of operations for the six months ended June 30, 1997 and 1998, and cash flows for the six months ended June 30, 1997 and 1998. Interim results are not necessarily indicative of results for a full year.


2.  Financial Statements

The condensed consolidated financial statements include the account of the Company and its subsidiary. All significant intercompany balances, transactions and stockholdings have been eliminated.


Item 2.   Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report and is qualified in its entirety by the foregoing.

Background

The Company was organized under the laws of the State of Delaware on February 24,1994 under the name NW Venture Corp. In October 1995, the Company completed an initial public offering of 500,000 shares of its Common Stock at a price of $.10 per share pursuant to a Registration Statement declared effective by the Securities and Exchange Commission on September 30,1995 as a "blank check" offering subject to Rule 419 of Regulation C under the Securities Act of 1933. The Company had been organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to employ the Company's funding in their business or to seek the perceived advantages of a publicly-held corporation.

In May 1996, the Company executed an agreement with Cyberia, Inc., a California corporation ("Cyberia"), and its shareholders to acquire all of the issued an outstanding shares of capital stock of Cyberia in exchange for 25,500,000 shares of Common Stock of the Company (the "Cyberia Acquisition"). Cyberia is primarily involved in the business of creating original music for television commercials. As of December 26,1996, and following successful completion of a reconfirmation offering required pursuant to Rule 419, the Company consummated the Cyberia Acquisition whereby Cyberia became a wholly-owned subsidiary of the Company.

On January 13,1997, the Company changed its corporate name to Cyberia Holdings, Inc. to reflect the change of direction and new business of the Company which resulted from the aforesaid transaction with Cyberia.

Results of Operations

Sales for the six months ended June 30, 1998 increased to $1,316,356 as compared to sales for the six months ended June 30,1997 of $546,417, an increase of $769,839. The Company reported net income of $103,962 for the six months ended June 30,1998, as compared to a net loss of $85,936 for the six months ended June 30,1997, an increase of $189,898.

General and administrative expenses increased to $514,828 for the six months ended June 30,1998 compared to $475,601 for the six months ended June 30,1997, an increase of $39,227.

Interest expense for the three months ended June 30,1998 decreased to $1,031 as compared to interest expense of $5,326 for the six months ended June 30,1997. This decrease is due to the repayment of the Company line of credit, which was previously assigned to an affiliate, Media Ventures. The line of credit was paid down in the amount of $50,000 on January 21,1998 and $30,000 on March 4,1998.

Liquidity and Capital Resources

At June 30, 1998, the Company had a working capital surplus of $306,572. The ratio of current assets to current liabilities was approximately 1 to 2.44 at June 30, 1998. At June 30,1998, the Company had a stockholders' equity of $331,309.

To date, the Company has funded its activities principally from cash flows generated from operations. It is anticipated that the Company's continued cash flows from operations will be sufficient to meet its cash and working capital requirements at least through 1998.

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

               (b)  Reports on Form 8-K.

               Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 1998.

               None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CYBERIA HOLDINGS, INC.
                                   (Registrant)


Dated: August 13, 1998             By: /s/Jay Rifkin
                                       Jay Rifkin, President



Dated: August 13, 1998            By: /s/Elisa Perlman
                                      Elisa M. Perlman
                                      Chief Financial Officer
                                      (Principal Financial Officer
                                      and Principal Accounting Officer)