Form 10QSB
period 1998-09-30
CYBERIA HOLDINGS INC
filed 1998-11-19
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                            FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended SEPTEMBER 30, 1998

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

          Common, $.0001 par value per share: 30,000,000
                 outstanding as of November 1, 1998

                  PART I - FINANCIAL INFORMATION

              CYBERIA HOLDINGS, INC. AND SUBSIDIARIES


                  Index to Financial Information
                  Period Ended September 30, 1998



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

               CYBERIA HOLDINGS, INC AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                           September 30, 1998


ASSETS

Current Assets
  Cash                                              $ 107,674
  Accounts receivable                                 420,396
  Due from affiliate                                   23,250
  Advances to Employees/Other                           6,737
  Loans Receivable                                      7,329
  Prepaid expenses and other current assets             1,200
     Total current assets                             566,486

Non-current assets
  Property, plant and equipment(net)                   95,415
  Other assets                                         21,692
     Total non-current assets                         117,107

Total assets                                        $ 683,593

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses             $ 169,782
  Due to affiliate                                     12,710
  Income tax payable                                   68,812
  Deferred Income taxes - current                      16,036
  Deferred Income                                       1,500
     Total current liabilities                        268,840

Long term liabilites
  Deferred income taxes - long term                    15,358
     Total long term liabilites                        15,358

Minority Interest                                      56,396

Stockholders' equity
  Common stock                                          3,000
  Additional paid in capital                            9,268
  Capital                                                   0
  Retained earnings                                   330,731
     Total stockholders' equity                       342,999

Total liabilities & stockholders' equity            $ 683,593

               CYBERIA HOLDINGS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS


                                        FOR THE PERIODS
                                        7/1/98        7/1/97
                                        THROUGH       THROUGH
                                        9/30/98       9/30/97


Sales                                   $   914,835   $  452,758

Cost of sales                               384,354      104,757
General and administrative expenses         530,008      235,000

        Total expenses                      914,362      338,757

Net income  from operations                     573      113,001

Other income (expense)
    Interest income                           1,501        1,501
   Minority interest                         (8,279)           0
   Other expense                                  0       (3,511)
        Total other income (expense)         (6,778)      (2,010)

Income (loss) before taxes                   (6,205)      110,891

Income taxes                                      0        44,396

Net income (loss)                       $    (6,205)   $   66,595

Net income(loss) per share              $      0.00    $     0.00

Weighted average common
 shares outstanding                      30,000,000     30,000,000

               CYBERIA HOLDINGS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS


                                         FOR THE PERIODS
                                         1/1/98         1/1/97
                                         THROUGH        THROUGH
                                         9/30/98        9/30/97


Sales                                    $ 2,230,888  $  999,176

Cost of sales                                723,609     254,985
General and administrative expenses        1,335,034     709,019

        Total expenses                     2,058,643     964,004

Net income  from operations                  172,243      35,172

Other income (expense)
    Interest income                            5,972       2,778
   Minority interest                             447           0
   Other expense                              (1,031)     (8,837)
        Total other income (expense)          (5,388)     (6,059)

Income (loss) before taxes                   177,631      29,113

Income taxes                                 (61,979)      7,278

Net income (loss)                       $    115,652  $   21,835

Net income(loss) per share              $       0.00  $     0.00

Weighted average common
 shares outstanding                       30,000,000   30,000,000

               CYBERIA HOLDINGS, INC AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                        FOR THE PERIODS
                                        1/1/98     1/1/97
                                        THROUGH    THROUGH
                                        9/30/98    9/30/97
Operating Activities:
   Net income                           $  115,206 $   21,835
   Adjustments to reconcile
    net income to net cash
    provided by operating activities
       Depreciation and amortization        16,742     11,069
      (Increase) decrease in:
         Accounts receivable              (137,720)  (144,580)
         Work in process                    25,051     (1,485)
         Due from affiliate                (23,250)       696
         Loans Receivable                   (7,329)   (63,522)
         Advances to employees/others          634          0
         Prepaid and other
          current assets                     6,183      2,496
         Other assets                       (8,549)    (1,199)
      Increase (decrease) in:
         Accounts payable and
          accrued expenses                 107,596    (16,925)
         Due to affiliates                 (85,546)    (6,577)
         Accrued P/R & P/R taxes           (65,487)    23,342
         Income Tax Payable                 56,128      4,878
         Deferred income                   (78,500)   201,646

Net cash provided by (for)
 operating activities                      (78,802)    31,714

Investing Activities:
      Advances to employees                    497      1,479
      Purchase of computer equipment       (29,600)   (35,073)

Net cash provided by (for)
 investing activities                      (29,103)   (33,594)

Financing Activities:
      Line of credit advance                     0     60,000
      Disposition of Assets                  4,087     (4,000)

Net cash provided by (for)
 financing activities                        4,087     56,000

Net increase in cash                      (103,818)    54,120

Cash, beginning of period                  211,392    121,830

Cash, end of period                      $ 107,574   $175,950

Supplemental disclosures
 of cash flow information
   Interest Paid                         $   1,031   $  8,837
   Taxes Paid                            $   3,551   $  7,278

                     CYBERIA HOLDINGS, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

1.    Presentation of Interim Information

      In the opinion of the management of Cyberia Holdings, Inc. and Subsidiary (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1998, and the results of operations for the three and nine months ended September 30, 1997 and 1998, and cash flows for the three and nine months ended September 30, 1997 and 1998. Interim results are not necessarily indicative of results for a full year.

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

      Results of Operations

      Sales for the nine months ended September 30, 1998 increased to $2,230,886 as compared to sales for the nine months ended September 30, 1997 of $999,176, an increase of $1,231,710. The Company reported net income of $115,652 for the nine months ended September 30, 1998, as compared to a net income of $21,835 for the nine months ended September 30, 1997, an increase of $93,817.

      General and administrative expenses increased to $1,335,034 for the nine months ended September 30, 1998 compared to $709,019 for the nine months ended September 30, 1997, an increase of $626,015.

      Interest expense for the three months ended September 30, 1998 decreased to $1,031 as compared to interest expense of $8,837 for the nine months ended September 30, 1997. This decrease is due to the repayment of the Company line of credit, which was previously assigned to an affiliate, Media Ventures. The line of credit was paid down in the amount of $50,000 on January 21, 1998 and $30,000 on March 4, 1998.

      Liquidity and Capital Resources

      At September 30, 1998, the Company had a working capital surplus of $297,646. The ratio of current assets to current liabilities was
approximately 2.10 to 1 at September 30, 1998.   At September 30, 1998,
the Company had a stockholders' equity of $362,752.

      To date, the Company has funded its activities principally from cash flows generated from operations. It is anticipated that the Company's continued cash flows from operations will be sufficient to meet its cash and working capital requirements at least through the next 12 months.

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

               (b)  Reports on Form 8-K.

               Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 1998.

               None.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CYBERIA HOLDINGS, INC.
                                          (Registrant)


Dated: November 18, 1998                  By:  /s/Jay Rifkin
                                               Jay Rifkin, President



Dated: November 18, 1998                  By:  /s/Elisa Perlman
                                               Elisa M. Perlman
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and Principal Accounting
                                               Officer)