Form 10KSB
period 1998-12-31
CYBERIA HOLDINGS INC
filed 1999-04-15
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-KSB

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended DECEMBER 31, 1998

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                Commission file number 33-83418-LA

                      CYBERIA HOLDINGS, INC.
          (Name of Small Business Issuer in Its Charter)

Delaware                                            93-1138967
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)       Identification Number)

1547 14th Street
Santa Monica, California                                90404
(Address of principal executive offices)           (Zip Code)

  Issuer's telephone number, including area code:  (310) 260-3163

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

State Issuer's revenues for its most recent fiscal year: $1,163,249.

As of March 31, 1999, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (450,000 shares) was approximately $59,625 (based upon the average bid and asked prices of such stock on the most
recently available date prior to March 31, 1999).   The number of shares
outstanding of the Common Stock ($.0001 par value) of the Issuer as of the close of business on March 31, 1999 was 30,000,000.

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

     In May 1996, the Company executed an agreement with Cyberia, Inc., a California corporation ("Cyberia"), and its shareholders to acquire all of the issued and outstanding shares of capital stock of Cyberia in exchange for 25,500,000 shares of Common Stock of the Company (the "Cyberia Acquisition"). At the time thereof and through December 31, 1998, Cyberia was primarily involved in the business of creating original music for television and radio commercials. As of December 26, 1996, and following successful completion of a reconfirmation offering required pursuant to Rule 419 (the "Reconfirmation Offering"), the Company consummated the Cyberia Acquisition whereby Cyberia became a wholly-owned subsidiary of the Company.

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

        In October 1998, Management decided to discontinue the operations of Cyberia, Inc. as of December 31, 1998. Management believed that the investment versus potential return was too high to support continuing operations. It was decided it would be in the best interest of the Company and its stockholders to focus its resources on its subsidiary company, Media Revolution.

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

   Overview of Business and Production Process

   Media Revolution is a digital communications company that develops and builds interactive business solutions for globally branded clients. Media Revolution combines its expertise in digital design and production with strategic consulting and technology to create innovative interactive solutions for its clients. Media Revolution offers its clients a wide range of digital communications services including strategy consulting; analysis and design; project management; Intranet, Extranet and Web site design; E-commerce business systems; application development; graphic design and user interface; online marketing and brand development; and maintenance. Media Revolution is positioned to provide a wide range of digital communications solutions to its clients through its professional full time staff coupled with strategic partnerships with high quality service providers in systems integration, enterprise e-commerce and media planning.

   Media Revolution focuses on making its digital communications solutions an integral part of its clients' business strategies in order to promote long-term client relationships. Media Revolution uses project management teams with experience in consulting, creative, media, technology and production disciplines, led by experienced interactive producers, to provide its integrated digital communication services. Media Revolution employs a collaborative approach between the internal team and the client to ensure that information is delivered and absorbed in ways that impact the experience and influence the desired user behavior. The Company hand-picks the technologies that it believes will work best for the client and its target audience and works with high quality service providers in disciplines which complement the staff of the Company.

     Media Revolution has developed a process which it believes maximizes the return on investment for its clients. From strategic consulting to web development to ad banner development, the Company's overlying methodology applies to all aspects of the services it provides. The three-step circular process includes a discovery, strategy and production phase:

             1.   Discover : Internet Business Statement (IBS)
             2.   Strategize : Creative and Technical Specifications (CTS)
             3.   Produce : Digital File Delivery

   Depending on the complexity of the project, the client's clarity on the scope of work, and the Company's understanding of the project, Media Revolution can either bid on providing strategic consulting to create an IBS, bid on the cost to write an IBS and CTS, or bid on the cost to deliver the complete project including digital file delivery. The client can also supply an IBS or CTS for Media Revolution to bid on and implement. Once Media Revolution delivers digital files to a client the Company believes it is positioned to begin the process again.

     Revenues and Clients

     Revenues primarily consist of fees from consulting services engagements (including both time-and-materials and fixed-price engagements). The services offered by the Company include strategy consulting; analysis and design; project management; Intranet, Extranet and Web site design; e-Commerce business systems; application development; graphic design and user interface; online marketing and brand development; and maintenance. The Company's client list includes many of the world's top companies and brands.

     For the years ended December 31, 1998 and 1997, the Company had net sales of approximately $1,163,000 and $874,000, respectively. During 1998 and 1997, the Company provided its services for approximately 67 and 51 projects, respectively. During the year ended December 31, 1998, the Company did business with two customers, Twentieth Century Fox and/or its affiliates and Gameworks, whose sales comprised approximately 36% and 13% respectively, in net sales. During the year ended December 31, 1997, the Company did business with three customers, Twentieth Century Fox, Candle Corporation, and Sega Gameworks, whose sales comprised approximately 35%, 16% and 14%, respectively, in net sales.

     Competition

     The market for the Company's services is competitive, highly fragmented and is characterized by pressures to incorporate new capabilities, accelerate job completion schedules and reduce prices. The Company faces competition from a number of sources, including traditional advertising and marketing firms, project-oriented interactive marketing firms and information technology service providers, many of which are larger than the Company and have greater resources than the Company. Media Revolution's primary competitors include US Interactive, Razorfish, iXL, Think New Ideas and USWeb/CKS. Many traditional advertising agencies have also started to develop digital media and interactive communications capabilities. Moreover, certain project-oriented interactive marketing firms and information technology service providers provide Internet consulting, corporate identity and packaging, production, advertising and website design services, and are technologically proficient in the digital media and interactive communications fields. In addition, in-house marketing and information systems departments and graphic design companies compete with certain portions of the Company's business.

   Competition depends to a large extent on clients' perceptions of the quality and creativity as well as the technical proficiency of the Company's digital communications services and those of the Company's competitors. The Company also competes on the basis of price and the ability to serve clients on a broad geographic basis. To the extent the Company loses clients to its competitors because of dissatisfaction with the Company's services, or if the Company's reputation is adversely impacted for any other reason, the Company's future operating performance could be materially and adversely affected.

   Government Regulations

   Although there are currently few laws or regulations directly governing access to the Company's commerce on the Internet, due to the increasing popularity and use of the Internet, a number of laws and regulations may be adopted regarding user privacy, pricing, acceptable content, taxation and quality of products and services. In addition, the government has been requested to regulate and impose fees on Internet service providers and online service providers in a manner similar to long distance telephone carriers. The adoption of any such laws or regulations could affect the costs of communicating on the Internet and adversely affect the growth in use of the Internet, or decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for Media Revolution's services or otherwise have a material adverse effect on Media Revolution's business, results of operations and financial condition.

     Employees

     As of December 31, 1998, Media Revolution employed approximately 15 full-time employees. Media Revolution also hires temporary employees and contract service providers as necessary.

Item 2.        Description of Property.

     Through December 31, 1998 the Company maintained its offices pursuant to a written agreement, in office space subleased from a limited liability company, which is owned by Jay Rifkin and Hans Zimmer. Such offices are located at 1542 15th Street, Santa Monica, California 90404, and are leased from a third party. Rent expense paid by Cyberia was $65,100 for 1998 and $30,700 for 1997. Media Revolution leased office space from a third party at 1749 14th Street, Santa Monica, California 90404. Rent expense was $52,100 and $37,859 for the years 1998 and 1997, respectively.

     As a result of the discontinuance of the business of Cyberia,Inc. the Company, which includes Media Revolution, relocated its offices from 1542 15th Street and 1749 14th Street to leased space at 1531 14th Street, Santa Monica, California 90404. This leased space is owned by a Limited Partnership which is owned by Jay Rifkin and Hans Zimmer. The Company maintains its mailing address at 1547 14th Street, Santa Monica, California 90404.

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

                                               Bid Prices
Period                                       High      Low

Year Ended December 31, 1997:

     Third Quarter                          $.18      $.125
     Fourth Quarter                         $.18      $.125

Year Ended December 31, 1998:

     First Quarter                         No prices available
     Second Quarter                        $.1875    $.0625
     Third Quarter                         $.1875    $.09
     Fourth Quarter                        $.10      $.10

     (b)  Holders.

     As of March 31, 1999 there were approximately 38 record holders of the Company's Common Stock.

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

     In May 1996, the Company executed an agreement with Cyberia, Inc., a California corporation ("Cyberia"), and its shareholders to acquire all of the issued and outstanding shares of capital stock of Cyberia in exchange for 25,500,000 shares of Common Stock of the Company (the "Cyberia Acquisition"). At the time thereof and through December 31, 1998, Cyberia was primarily involved in the business of creating original music for television and radio commercials. As of December 26, 1996, and following successful completion of a reconfirmation offering required pursuant to Rule 419 (the "Reconfirmation Offering"), the Company consummated the Cyberia Acquisition whereby Cyberia became a wholly-owned subsidiary of the Company.

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

     On October 6, 1998 management decided to discontinue the operations of Cyberia, Inc. as of December 31, 1998 to allow the Company to focus its resources on the growth and development of Media Revolution. All assets and liabilities of Cyberia, Inc. have been transferred to Cyberia Holdings, Inc. and affiliates of the Company with the exception of $5,817 in net assets related to leasehold improvements which were expensed.

     As a result, operations of Cyberia, Inc. through December 31, 1998 are reported as discontinued operations. The results from discontinued operations included total revenues of $1,433,866 and $937,308 and net income from operations of $129,012 and $61,201 for the years ended December 31, 1998 and 1997 respectively. The loss on the disposal of the subsidiary also includes and accrual of $88,811 for the expenses to be incurred from December 31, 1998 to the anticipated disposal date of March 31, 1999.

     Results of Operations

     Net sales for the year ended December 31, 1998 were $1,163,000 as compared to $874,000 for the year ended December 31, 1997, an increase of $289,000. This increase is primarily due to the Company's restructuring and change in marketing strategy.

     Cost of sales was $379,000 for the year ended December 31, 1998 as compared to $203,000 for the year ended December 31, 1997, an increase of $176,000. This increase is primarily due to an increase in the number of projects during the year coupled with an increase in the scope of the projects. During 1998, the Company engaged in projects which were larger and more labor intensive which lead to an increase in cost of sales.

     General and administrative expenses were to $1,059,000 for the year ended December 31, 1998 compared to $494,000 for the year ended December 31,1997, an increase of $565,000. The increase is due to the search for and hiring of new employees and related employment placement fees which the Company incurred in connection with these new hires. In
July 1998, the Director of Sales and Marketing resigned which lead to changes in the management structure. Additionally, during this transitional period there was an increase in accounting, management and legal fees which were needed in order to support the restructuring of Media Revolution.

          Liquidity and Capital Resources

     At December 31, 1998, the Company had a working capital surplus of $45,000. The ratio of current assets to current liabilities was
approximately 1.13 to 1 at December 31, 1998.   At December 31, 1998, the
Company had stockholders equity of $88,000.

     To date, the Company has funded its activities principally from cash flows generated from operations. It is anticipated that the Company's continuing cash flows from operations will be sufficient to meet its cash and working capital requirements at least through 1999. However, if the Company's cash flows should be materially less than expected, the Company may find it necessary to seek additional sources of financing to support its cash and working capital requirements. Although the Company is hopeful that such financing can be arranged, there can be no assurance the Company will in fact be able to obtain such financing at the time, if any, such need arises, or if obtained, on terms acceptable to the Company.

     Year 2000 Issue

     The year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year.
Software programs and hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations causing disruptions of operations, including a temporary inability to engage in normal business activities.

     Based on recent assessments, the Company determined that its critical software (primarily widely used software packages) and all of its critical business systems, already are year 2000 compliant. Nevertheless, throughout 1999, assessment, testing and remediation, if necessary, will continue.

     The Company is also actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 compliant or to monitor their progress toward year 2000 compliance. In this regard, the Company believes its greatest year 2000 risk for disruption to its business is the potential noncompliance of third parties. As a result, the Company has initiated communications with third parties with whom the Company has material direct and indirect business relationships. The Company is currently in the process of contacting third parties in order to determine the extent to which the Company's business is vulnerable
to the third parties  failure  to   make  their  systems year 2000
compliant. To date, the Company is still continuing to gather information from such other important third parties.

     The Company currently does not have a contingency plan in the event of a particular system, including the systems of material third parties, are not year 2000 compliant. Such a plan will be developed if it becomes clear that the Company is not going to achieve its scheduled compliance objectives. Although no assurances can be given that there will be no interruption of operations in the year 2000 the Company believes (and assuming that third parties with whom the Company has material business relationships successfully remediate their own year 2000 issues) that it has reasonably assessed all of its systems in order to ensure that the Company will not suffer any material adverse effect from the year 2000 issue.

     The Company has used and will continue to use internal resources to resolve its year 2000 issue. Costs incurred to date by the Company have not been material. The Company does not anticipate incurring any further costs.

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

                              Present Position              Has Served As
Name                Age       and Offices                   Director Since

Jay Rifkin          43        President, Chief Executive    1997
                              Officer, Treasurer,
                              Chief Financial Officer
                              and Director

Hans Zimmer         41        Vice President, Secretary     1997
                              and Director

Mark S. Levy        32        Executive Vice President         -
                              and General Manager

Martin Rifkin       37        Director                      1994


     JAY RIFKIN has been President, Chief Executive Officer, Treasurer and a Director of the Company since January 1997, and Chief Financial Officer since January 1999. Since 1989, Mr. Rifkin has been President of Mojo Music, Inc. which is a general partner of Media Ventures, which operates a
recording studio in Santa Monica, California.   Mr. Rifkin is an award
winning music producer and engineer having received a Grammy Award as Producer for Best Children's Album and American Music Awards for Producer of Best Album and Best Soundtrack. Jay Rifkin is the brother of Martin Rifkin.

     HANS ZIMMER has been Vice President, Secretary and a Director of Cyberia since its inception in February 1994 and has been Vice President, Secretary and a Director of the Company since January 1997. Mr. Zimmer has been President of Remote Control Productions, Inc., which is a general partner of Media Ventures since 1989. Mr. Zimmer is an award-winning composer having received an Academy Award and Golden Globe for Best Original Score for "The Lion King". He also received a Grammy Award as Producer of Best Children's Album and Best Instrumental Arrangement with Accompanying Vocalist for "The Lion King". Mr. Zimmer also received Academy Award Nominations for Best Original Score for the films "Rainman", "As Good As it Gets" and "The Thin Red Line". He has composed the scores for numerous other major motion pictures including but not limited to "Black Rain", "Driving Miss Daisy", "Bird on a Wire", "Days of Thunder", "Pacific Heights", "Thelma & Louise", "Crimson Tide" and "Nine Months".

     MARK S. LEVY has been the Chief Executive Officer of Media Revolution since August 1998. Prior to that time he had served as the Chief Operating Officer of Media Revolution from January 1998 to July 1998. Mr. Levy also served as Executive Vice President and General Manager of Cyberia since its inception in February 1994. Following the acquisition of Cyberia in January of 1997, Mr. Levy was named the Executive Vice President and General Manager of the Company. He has also served as Vice President and General Manager of Media Ventures from June 1993 until August 1998. Previously thereto, and from 1992 to 1993, he served as Production Auditor for Propaganda Films in Los Angeles. Mr. Levy also co-founded an independent record company and served as a Financial Analyst at Geffen Records from 1991 to 1992.

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

Item 10.  Executive Compensation.

     The Company has no employment agreements with any of its executive officers. The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1998, 1997 and 1996 of those persons who were, at December 31, 1998 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                              Summary Compensation Table

                    Annual                        Long-Term
                    Compensation                 Compensation
                                               Restricted   Shares
Name and Principal  Fiscal                     Stock        Underlying
Position            Year      Salary   Bonus   Awards       Options

Jay Rifkin,         1998      $0       $0        0            0
President and       1997      $0       $0        0            0
Chief Executive     1996      $30,000  $0        0            0
Officer

Hans Zimmer,        1998      $0       $0        0            0
Vice President and  1997      $0       $0        0            0
Secretary           1996      $30,000  $0        0            0

Mark S. Levy,       1998      $0        $0        0           0
Executive Vice      1997      $34,167   $5,000    0           0
President           1996      $61,061   $0        0           0


     Since inception, no director has received any cash compensation for his services as such. In the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on behalf of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1999, by
(i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; and (iii) directors and officers of the Company as a group:

                                   Number         Percent
                                   of Shares      of
Name and Address                   Owned          Class

Jay Rifkin                         12,000,000     40.0%
1547 14th Street
Santa Monica, CA 90404

Hans Zimmer                        12,000,000     40.0%
1547 14th Street
Santa Monica, CA 90404

Mark S. Levy                       1,500,000       5.0%
1547 14th Street
Santa Monica, CA 90404

Martin Rifkin                      4,050,000     13.5%
6350 N.E. Campus Drive
Vancouver, WA 98661

All Officers and Directors        29,550,000     98.5%
as a Group (4 Persons)

Item 12.  Certain Relationships and Related Transactions.

     Cyberia, Inc. paid approximately $38,707 and $56,947 to Media Ventures, a company operated by Jay Rifkin and Hans Zimmer, for sound mixing and recording services for the years ended December 31, 1998 and 1997, respectively. Cyberia, Inc. also paid Media Ventures $88,186 and $63,223 for allocated overhead costs for the years ending December 31, 1998 and 1997 respectively. During these same years, Media Revolution paid $160,553 and $11,067 to Media Ventures for allocated overhead costs.

     During the year ended December 31, 1998, the line of credit for the Company and all the Company's affiliates was transferred to an affiliate, Media Ventures. All affiliates can draw down on the line of credit, and the line of credit is collateralized by all assets of the Company and its
affiliates.   The line of credit bears interest at prime (7.75% at December
31, 1997). At December 31, 1998, the Company owed $100,000 to Media Ventures for advances on the line of credit.

     See Part I, Item 2 elsewhere herein for information on the facilities leased by the Company. Rent expense paid to related parties was $65,100 and $68,559 for the years ended December 31, 1998 and 1997, respectively.

Item 13.  Exhibits, List and Reports on Form 8-K.

     (a)  Exhibits.

          3.1  Registrant's certificate of incorporation(1)
          3.2 Registrant's certificate of amendment to its certificate of incorporation (filed January 13, 1997)(3)
          3.3  Registrant's by-laws(1)
          4.1  Specimen certificate for common stock(1)
          10.1 Agreement and Plan of Tax Free Reorganization dated May 22, 1996 by and among NW Venture Corp., Cyberia, Inc.
               ("Cyberia") and the shareholders of Cyberia(2)
          22.0 Cyberia Holdings, Inc., parent and subsidiaries(3)
          ___________________

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

                                 Dated: April 15, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                    DATE

/s/Jay Rifkin                 President, Chief         April 15, 1999
Jay Rifkin                    Executive Officer,
                              Treasurer, Director
                              (Principal Executive
                              Officer and Principal
                              Financial Officer)

/s/Hans Zimmer                Vice President,         April 15, 1999
Hans Zimmer                   Secretary, Director

/s/Martin Rifkin              Director                April 15, 1999
Martin Rifkin

/s/Kellie Hanscom             Controller              April 15, 1999
Kellie Hanscom

                      CYBERIA HOLDINGS, INC.
                         AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED
                    DECEMBER 31, 1998 AND 1997

              CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
                             CONTENTS
                         December 31, 1998



                                                       Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS     1

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                        2

     Consolidated Statements of Operations             3

     Consolidated Statements of Stockholders' Equity   4

     Consolidated Statements of Cash Flows             5 - 6

     Notes to Consolidated Financial Statements        7 - 14

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Cyberia Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Cyberia Holdings, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyberia Holdings, Inc. and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



/s/Singer Lewak Greenbaum & Goldstein LLP
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 23, 1999

              CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                         December 31, 1998
ASSETS

Current assets
Cash and cash equivalents                     $104,998
Accounts receivable                            176,473
Note receivable                                  7,329
Prepaid expenses and other assets                8,686
Deferred tax asset                              72,607
  Total current assets                         370,093

Furniture and equipment, net                    89,460
Other assets                                    21,953

    Total assets                              $481,506

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses         $102,312
Income taxes payable                             9,495
Due to affiliates                              100,497
Accrued payroll and payroll taxes               20,934
Deferred income                                  3,000
Net liabilities of discontinued operations      88,811

  Total current liabilities                    325,049

Deferred income taxes                           12,041

    Total liabilities                          337,090

Minority interest                               56,842
Commitments and contingencies
Stockholders' equity
Common stock, $0.0001 par value
50,000,000 shares authorized
30,000,000 shares issued and outstanding        3,000
Additional paid-in capital                      9,269
Retained earnings                              75,305
    Total stockholders' equity                 87,574

Total liabilities
 and stockholders' equity                     $481,506


The accompanying notes are an integral part of these financial statements.

              CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31,

                                    1998          1997
Net sales                           $1,163,249    $874,101
Expenses
Cost of sales                          379,050     202,968
General and
 administrative expenses             1,058,509     493,569
Total expenses                       1,437,559     696,537
Income (loss) from operations         (274,310)    177,564
Other income (expense)
Interest income                      1,010 759
Other income                             3,257       3,600
Interest expense                          (656)          -
Minority interest                            -     (40,781)
Total other income (expense)             3,611     (36,422)
Income (loss) from continuing
 operations before taxes              (270,699)    141,142
Provision for (benefit
 from) income taxes                   (106,298)      1,600
Net income (loss) from continuing
 operations                           (164,401)    139,542
Discontinued operations
Income (loss) from operations
of discontinued subsidiary,
net of provision for income
taxes of $67,000 and $66,378           101,414    (11,488)
Loss on disposal of subsidiary,
including provision of
$88,811 for operating losses
during the phase-out period,
net of benefit for income
taxes of $50,000                       (76,786)         -
Net income (loss) from
 discontinued operations                24,628    (11,488)
Net income (loss)                    $(139,773)  $128,054

Basic earnings (loss) per share
From continuing operations           $   (0.01)  $   0.00
From discontinued operations              0.00          -

Total basic earnings (loss)
 per share                           $   (0.01)  $   0.00
Weighted-average shares
 outstanding                         30,000,000  30,000,000

The accompanying notes are an integral part of these financial statements.

              CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31,

                                    Additional
                 Common Stock       Paid-in  Retained
               Shares      Amount   Capital  Earnings     Total
Balance,
 December
 31, 1996      30,000,000  $3,000   $9,269   $  87,024    $  99,293

Net income                                     128,054      128,054

Balance,
 December
 31, 1997      30,000,000   3,000    9,269     215,078      227,347

Net loss                                      (139,773)    (139,773)

Balance,
 December
 31, 1998      30,000,000  $3,000  $9,269     $ 75,305    $  87,574


The accompanying notes are an integral part of these financial statements.

              CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31,

                                            1998         1997
Cash flows from operating activities
Net income (loss) from
 continuing operations                      $ (164,401)  $ 139,542
Adjustments to reconcile net income
 (loss) from continuing operations
 to net cash provided by (used in)
 operating activities
Depreciation                                    23,008      16,566
Minority interest                                    -      40,781
Deferred income taxes                          (91,960)     31,394
(Increase) decrease in
Accounts receivable                             82,375    (137,098)
Work in progress                                25,050     (25,050)
Prepaid expenses and other assets               (5,994)      5,804
Other assets                                    (8,809)     (3,149)
Increase (decrease) in
Accounts payable and accrued expenses           40,125     (28,026)
Income taxes payable                            (3,189)     12,684
Due to affiliates                               12,041     (21,245)
Accrued payroll and payroll taxes              (44,553)     36,945
Deferred income                                (77,000)     80,000

Net cash provided by (used in)
 continuing operating activities              (213,307)    149,148
Net cash provided by (used in)
 discontinued operating activities             107,622     (11,488)

Net cash provided by (used in)
 operating activities                         (105,685)    137,660

Cash flows from investing activities
Note receivable                                 11,500     (18,829)
Advances to employees                            7,796      11,518
Purchase of furniture and equipment            (25,824)    (44,369)

Net cash used in continuing
 investing activities                           (6,528)    (51,680)
Net cash provided by discontinued
 investing activities                            5,817           -

Net cash used in investing activities             (711)    (51,680)


The accompanying notes are an integral part of these financial statements.

              CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Continued)
                 For the Years Ended December 31,


                                          1998      1997
Cash flows from financing
 activities
Net payments on line of credit            $      -  $ (70,000)
Loan from affiliate                              -     80,000
Payments to minority interest                    -     (2,416)
Payments on note to stockholder                  -     (4,000)

Net cash provided by continuing
 financing activities                            -      3,584

Net increase (decrease) in cash           (106,396)    89,564

Cash, beginning of period                  211,394    121,830

Cash, end of period                       $104,998  $ 211,394


Supplemental disclosures of cash
 flow information

Interest paid                             $   656   $ 11,326

Taxes paid                                $     -   $ 23,900


The accompanying notes are an integral part of these financial statements.

              CYBERIA HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1998


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

Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 1998, cash and cash equivalents consisted of cash in banks and money market funds.

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

Earnings Per Share
For the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

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

Revenue Recognition
Effective January 1, 1998, the Company changed its method of revenue recognition from contracting services to the percentage of completion method. This change was applied on a prospective basis to contracts entered into after January 1, 1998. The Company's previous revenue recognition policy for contracting services was upon completion. The Company changed its revenue recognition policy in order to provide a better matching of revenues and expenses. Given the Company's circumstances, management believes the percentage of completion method to be preferable. There is no cumulative effect of this change. The effect of this change on net income for the year ended December 31, 1998 was to decrease the net loss by $25,500 or $0.00 per share.

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

Comprehensive Income
For the year ended December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any changes in equity from non-owner sources.

Recently Issued Accounting Pronouncements
In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other
Post-Retirement Benefits." This statement is not applicable to the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is not applicable to the Company.

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which is effective for financial statements with the first fiscal quarter beginning after December 15, 1998. This statement is not applicable to the Company.

In February 1999, the FASB issued SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," which is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.

NOTE 2 - DISPOSAL OF OPERATIONS

Effective October 6, 1998, the Company's Board of Directors elected to shut down the Company's wholly-owned subsidiary, Cyberia, Inc. All assets of Cyberia, Inc. have been transferred to affiliates of the Company except for $5,817 in net assets related to leasehold improvements. As a result, operations of Cyberia, Inc. through December 31, 1998 are reported as discontinued operations. The results from discontinued operations included total revenues of $1,433,866 and $937,308 and net income from operations of $129,012 and $61,201 for the years ended December 31, 1998 and 1997, respectively. The anticipated disposal date is March 31, 1999.

NOTE 3 - FURNITURE AND EQUIPMENT

     Furniture and equipment at December 31, 1998 consisted of the following:

     Furniture and fixtures       $ 15,855
     Computer equipment             82,106
     Office equipment               24,752
     Leasehold improvements         13,272

                                   135,985

Less accumulated depreciation
 and amortization                   46,525

             Total                $ 89,460

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company subleases facilities for its corporate and operations offices from a related party pursuant to a written agreement. The related party leases the office building from an unrelated third party, and the lease expires in February 2007.

The Company also leases certain additional facilities for its corporate and operations offices from an unrelated third party. The lease expires in May 2001.

Future minimum lease payments relating to these facilities are as follows:

    Year Ending
    December 31,

    1999                 $  186,456
    2000                    182,112
    2001                    129,830
    2002                    108,000
    2003                    108,000
    Thereafter              342,000

          Total          $1,056,398

Rent expense paid to related parties was $117,200 and $68,559 for the years ended December 31, 1998 and 1997, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company paid approximately $38,707 and $56,947 to Media Ventures, which has common ownership, for sound mixing and recording services for the years ended December 31, 1998 and 1997, respectively. The Company also paid Media Ventures $249,738 and $74,290 for related overhead cost for the years ended December 31, 1998 and 1997, respectively. As of December 31, 1998, $100,000 is due to Media Ventures.

During the year ended December 31, 1997, the line of credit for the Company and all the Company's affiliates was transferred to an affiliate, Media Ventures. All affiliates can draw on the line of credit, and the line of credit is collateralized by all assets of the Company and its affiliates. The line of credit bears interest at prime (7.75% at December 31, 1998).
At December 31, 1998, $100,000 of the amount due to Media Ventures was for advances on the line of credit.

NOTE 6 - SALES

During the year ended December 31, 1998, the Company conducted business with two customers whose sales comprised approximately 36% and 13%, respectively, of net sales.

During the year ended December 31, 1997, the Company conducted business with three customers whose sales comprised approximately 35%, 16% and 14%, respectively, of net sales.


NOTE 7 - INCOME TAXES

Significant components of the provision for taxes based on income for the years ended December 31, 1998 and December 31, 1997 are as follows:

                                        1998         1997

Current
  Federal                               $      -     $      -
  State                                    2,351        1,600

                                           2,351        1,600
Deferred
  Federal                                (92,352)           -
  State                                  (16,297)           -

                                        (108,649)           -

  Provision for income taxes           $(106,298)    $  1,600

Significant components of the Company's deferred tax assets and liabilities for income taxes consisted of the following at December 31, 1998:

Deferred tax assets
   Assets arising from conversion to
   cash basis tax payer                              $ 21,357
   Due to affiliates                                   32,170
   Deferred income                                      1,080
   Net operating losses                                18,000
       Total deferred tax assets                       72,607

Deferred tax liabilities
 Depreciation of furniture and equipment            12,041

    Total deferred tax liabilities                  12,041

Net deferred tax asset                              60,566
Less current deferred tax asset                     72,607

    Long-term deferred tax liability              ($12,041)

As of December 31, 1998, the Company had approximately $45,000 in federal net operating loss carryforwards attributable to losses incurred due to operations of the Company that may be offset against future taxable income through the year 2013.

A reconciliation of the expected income tax computed using the federal statutory income rate to the Company's effective rate for the years ended December 31, 1998 and 1997 is as follows:

                                            1998       1997
Income tax computed at federal
 statutory tax rate                         34.0%      34.0%
Other                                       (1.0)       -
Surtax exemptions                            -         (6.0)
State taxes, net of federal benefit          6.0        6.0

     Total                                  39.0%      34.0%


NOTE 8 - YEAR 2000 ISSUE

The year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Software programs and hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations causing disruptions of operations, including a temporary inability to engage in normal business activities.

Based on recent assessments, the Company determined that its critical software (primarily widely used software packages) and all of its critical business systems already are year 2000 compliant. Nevertheless, throughout 1999, assessment, testing and remediation, if necessary, will continue.

The Company is also actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 compliant or to monitor their progress toward year 2000 compliance. In this regard, the Company believes its greatest year 2000 risk for disruption to its business is the potential noncompliance of third parties. As a result, the Company has initiated communications with third parties with whom the Company has material direct and indirect business relationships. The Company is currently in the process of contacting third parties in order to determine the extent to which the Company's business is vulnerable to the third parties failure to make their systems year 2000 compliant. To date, the Company is still continuing to gather information from such other important third parties.

The Company currently does not have a contingency plan in the event of a particular system, including the systems of material third parties, are not year 2000 compliant. Such a plan will be developed if it becomes clear that the Company is not going to achieve its scheduled compliance objectives. Although no assurances can be given that there will be no interruption of operations in the year 2000, the Company believes (and assuming that third parties with whom the Company has material business relationships successfully remediate their own year 2000 issues) that it has reasonably assessed all of its systems in order to ensure that the Company will not suffer any material adverse effect from the year 2000 issue.

The Company has used and will continue to use internal resources to resolve its year 2000 issue. Based on the review of the computer systems, management does not believe the cost of implementation will be material to the Company's financial position and results of operations.