Form 10QSB
period 1999-03-31
CYBERIA HOLDINGS INC
filed 1999-05-21
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                          FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended MARCH 31, 1999

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

          Common, $.0001 par value per share: 30,000,000
                  outstanding as of May 11, 1999

                  PART I - FINANCIAL INFORMATION

               CYBERIA HOLDINGS, INC. AND SUBSIDIARY


                  Index to Financial Information
                    Period Ended March 31, 1999



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

                 CYBERIA HOLDINGS. INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                 March 31, 1999



                                             TOTAL
ASSETS

Current  Assets
Accounts receivable                          $678,829
Advances to Employees/Other                     5,095
Deferred tax asset                             72,607
Loans Receivable                                7,329
Prepaid expenses and other current assets       4,586
Total current assets                          768,446

Non-current assets
Property, plant and equipment(net)             81,815
Other assets                                    5,937
Total non-current assets                       87,752
Total assets                                 $856,198

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Book Overdraft                                 46,836
Accounts payable and accrued expenses         119,779
Due to affiliate                              247,546
Accrued payroll and payroll taxes              26,442
Income tax payable                             84,858
Deferred Income                                 1,500
Discontinued Operations                         4,607
   Total current liabilities                  531,568

Long term liabilities
Deferred income taxes - long term             $12,041
Total long term liabilities                    12,041
Minority Interest                              60,396

Stockholders' equity
Common stock                                    3,000
Additional paid in capital                      9,269
Capital                                             0
Retained earnings                             239,924
   Total stockholders equity                  252,193
Total liabilities &
stockholders' equity                         $856,198

                 CYBERIA HOLDINGS. INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             FOR THE PERIODS
                                          1/1/99        1/1/96
                                          THROUGH       THROUGH
                                          3/31/99       3/31/98

Sales                                     $675,940      $296,897
Cost of sales                               71,913       121,711
General and administrative expenses        355,817       157,877
Total expenses                             427,730       279,588
Net income from operations                 248,210        17,309
Other income (expense)
Interest income                                210         1,376
Other income                                     -             -
Minority interest                                -             -
Interest expense                            (4,791)            -
      Total other income (expense)          (4,581)        1,376
Income from continuing
operations before taxes                    243,629        18,685
Income taxes                                75,462            28
Net income of continuing operations       $168,167       $18,657
Discontinued Operations
Income from operations
of discontinued                                  -        61,172
subsidiary
Net income before minority interest       $168,167       $79,829
Minority Interest                            3,548         4,706
Net Income                                $164,619       $75,123

                 CYBERIA HOLDINGS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 FOR THE PERIODS
                                               1/1/99       1/1 /98
                                               THROUGH      THROUGH
                                               3/31/99      3/31/98

Operating Activities:
Net income                                      $164,619    $79,829
Adjustments to reconcile
net income to net cash
provided by operating activities
   Depreciation and amortization                   5,882      4,981
   Minority Interest                               3,548      4,706
   Fixed assets issued as compensation             2,766
  (Increase) decrease in:
   Accounts receivable                          (502,356)
   Work in process                                           24,916
   Loans Receivable                                         (11,329)
   Prepaid and other current assets               (1,119)     6,630
   Other assets                                   16,016       (521)
Increase (decrease) in:
   Accounts payable and accrued expenses          17,473      3,058
   Book Overdraft                                 46,836
   Due to affiliates                             154,405    (72,842)
   Accrued P/R & P/R taxes                         5,508    (65,487)
   Income Tax Payable                             75,363          -
   Deferred income                                (1,500)   (75,000)

Net cash provided by (for)
operating activities - continuing                (12,559)  (101,059)
Net cash provided by (for)
operating activities - discontinued              (84,204)
Total net cash - Operations                      (96,763)

Investing Activities:
Advances to employees                                  -          -
Purchase of computer equipment                    (8,235)    (3,779)

Net cash provided by (for)
 investing activities                             (8,235)    (3,779)

Net cash provided by (for)
 financing activities                                  -          -

Net increase in cash                            (104,998)  (104,838)

Cash, beginning of period                        104,998    211,392
Cash, end of period                             $      -   $106,554


Supplemental disclosures of non-cash investing and financing activities:

During the three months ended March 31, 1999 the Company transferrd $11,518 of fixed assets with an accumulated depreciation of $4,286 to an affiliate.

                 CYBERIA HOLDINGS, INC. AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999
                              (UNAUDITED)

1.     Presentation of Interim Information

In the opinion of the management of Cyberia Holdings, Inc. and Subsidiary (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1999, and the results of operations for the three months ended March 31, 1998 and 1999, and cash flows for the three months ended March 31, 1998 and 1999. Interim results are not necessarily indicative of results for a full year.

2.   Financial Statements

The condensed consolidated financial statements include the account of the Company and its subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated.

3.   Furniture and Equipment

Furniture and equipment at March 31, 1999 and January 1, 1999 consisted of the following:

Furniture and Fixtures              $  9,292     $ 15,855
Computer Equipment                    82,601       82,106
Office Equipment                      20,584       24,752
Leasehold Improvements                13,272       13,272
                                     125,749      135,985
Less accumulated depreciation
and amortization                      43,931       46,525

Total                               $ 81,818     $ 89,460

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

  Results of Operations

Net sales for the period ended March 31, 1999 were $675,940 as compared to $296,897 for the period ended March 31, 1998, an increase of $379,043. This increase is primarily due to the Company's restructuring and change in marketing strategy which management believes has allowed the Company to better compete in the Internet consulting services arena.

Cost of sales was $71,913 for the period ended March 31, 1999 as compared to $121,711 for the period ended March 31, 1998, a decrease of $50,518. This decrease is primarily due to a restructuring and a streamlining of the production process which has assisted in reducing production costs.

General and administrative expenses were $355,817 for the period ended March 31, 1999 compared to $157,877 for the period ended March 31,1998, an increase of $197,940. The increase is primarily due to the search for and hiring of new employees and related employment placement fees which the Company incurred in connection with these new hires. Additionally, during this transitional period there was an increase in accounting, management and legal fees which were needed in order to support the restructuring of Media Revolution.

Liquidity and Capital Resources

At March 31, 1999, the Company had a working capital surplus of $236,878. The ratio of current assets to current liabilities was approximately 1.44 to 1 at March 31, 1999. At March 31, 1999, the Company had stockholders' equity of $252,193.

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

           (b)  Reports on Form 8-K.

           Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 1999.

           None.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CYBERIA HOLDINGS, INC.
                                (Registrant)


Dated: May 20, 1999             By:/s/Jay Rifkin
                                   Jay Rifkin, President



Dated: May 20, 1999             By:/s/Jay Rifkin
                                   Jay Rifkin, Principal Financial Officer