Form 10QSB
period 1999-06-30
CYBERIA HOLDINGS INC
filed 1999-08-23
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                            FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended JUNE 30, 1999

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

          Common, $.0001 par value per share: 30,000,000
                 outstanding as of August 1, 1999

                  PART I - FINANCIAL INFORMATION

               CYBERIA HOLDINGS, INC. AND SUBSIDIARY


                  Index to Financial Information
                    Period Ended June 30, 1999



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

               CYBERIA HOLDINGS, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                           June 30, 1999

                                             TOTAL
ASSETS

Current Assets
Cash                                          $151,508
Accounts receivable                            594,733
Due from affiliate                              50,787
Advances to Employees/Other                     32,687
Deferred tax asset                              72,607
Loans Receivable                                 7,329
    Total current assets                       909,651

Non-current assets
Furniture and Equipment (net)                  111,362
Other assets                                    30,191

    Total non-current assets                   141,553

Total assets                                $1,051,204

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses       $  103,201
Due to affiliate                               168,958
Accrued payroll and payroll taxes               23,413
Discontinued Operations                            811
Income tax payable                             110,411
    Total current liabilities                  406,794

Long term liabilities
Deferred income taxes - long term               12,041

     Total long term liabilities                12,041

Minority Interest                              138,266

Stockholders' equity

Common stock                                     3,000
Additional paid in capital                       9,269
Net Income                                     481,834
     Total stockholders' equity                494,103
Total liabilities
& stockholders' equity                      $1,051,204

               CYBERIA HOLDINGS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                         FOR THE PERIODS
                                         4/1/99      4/1/98
                                         THROUGH     THROUGH
                                         6/30/99     6/30/98

Sales                                    $866,724    $364,824

Cost of sales                              66,239     169,338
General and administrative expenses       454,036     183,425

     Total expenses                       520,275     352,763

Net income  from operations               346,449      12,061

Other income (expense)
   Interest income                            407       1,566
   Interest expense                          (716)     (3,126)
   Other income                                 0           0
     Total other income (expense)            (309)     (1,560)
Income from continuing operations
 before taxes                             346,140      10,501

Income taxes                               26,354       2,323

Net income of continuing operations       319,786       8,178

Discontinued Operations
     Income from operations
     of discontinued                                   42,350
     subsidiary (Net of expenses)
Net income before minority interest       319,786      50,528

Minority Interest                          77,876           0

Net income                               $241,910    $ 50,528

Basic Earnings Per Share                 $   0.01    $   0.00

Diluted Earnings Per Share               $   0.01    $   0.00

Weighted common average
 shares outstanding                      30,000,000  30,000,000

               CYBERIA HOLDINGS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                         FOR THE PERIODS
                                         1/1/99      1/1/98
                                         THROUGH     THROUGH
                                         6/30/99     6/30/98

Sales                                    $1,542,664  $661,721

Cost of sales                               138,152   291,049

General and administrative expenses         809,853   341,302

     Total expenses                         948,005   632,351

Net income  from operations                 594,659    29,370

Other income (expense)
    Interest income                             617     2,942
   Interest expense                          (5,507)        0

     Total other income (expense)            (4,890)    2,942

Income from continuing
 operations before taxes                    589,769    32,312

Income taxes                                101,816     2,351

Net income of continuing operations         487,953    29,961

Discontinued Operations
     Income from operations
     of discontinued                              0    81,833
     subsidiary (Net of expenses)

Net income before minority interest         487,953   111,794

Minority Interest                            81,424     7,832

Net income                                 $406,529  $103,962

Basic Earnings Per Share                   $ 0.01    $ 0.00

Diluted Earnings Per Share                 $ 0.01    $ 0.00

Weighted common average
 shares outstanding                       30,000,000 30,000,000

               CYBERIA HOLDINGS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         FOR THE PERIODS
                                         1/1/99      1/1/98
                                         THROUGH     THROUGH
                                         6/30/99     6/30/98
Operating Activities:
 Net income from
 continuing operations                   $406,529    $ 29,961
 Adjustments to reconcile
 net income from continuing
 operations to net cash
 provided by operating
 activities:
Depreciation and amortization                7,926      9,263
Minority Interest                           81,424      7,832
(Increase) decrease in:
Accounts receivable                       (418,260)   (55,419)
Prepaid and other current assets           (24,001)     1,304
Other assets                                (8,238)    (2,986)
Increase (decrease) in:
Accounts payable and accrued expenses         (611)    11,331
Due to affiliates                           17,674    (15,599)
Accrued P/R & P/R taxes                      2,479    (55,751)
Income Tax Payable                         100,916          -
Deferred income                             (1,500)      (250)

Net cash provided by (used in)
 operating activities - continuing         164,338    (70,314)

Net cash provided by (used in)
 operating activities - discontinued       (88,000)    16,018

Investing Activities:
Purchase of computer equipment             (29,828)    (9,043)

Net cash used in investing activities      (29,828)    (9,043)

Net increase (decrease)in cash              46,510    (63,339)

Cash, beginning of period                  104,998    141,797
Cash, end of period                       $151,508   $ 78,458

Supplemental disclosures of cash flow information

               CYBERIA HOLDINGS, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1999
                            (UNAUDITED)



1.   Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2.   Financial Statements

The condensed consolidated financial statements include the account of the Company and its subsidiary. All significant intercompany balances, transactions and stockholdings have been eliminated.

3.   Furniture and Equipment

Furniture and equipment at June 30, 1999 (unaudited) and December 31, 1998 consisted of the following:

                              June 30, 1999    December 31, 1998

Furniture and Fixtures        $     9,292      $ 15,855
Computer Equipment                118,002        82,106
Office Equipment                   20,584        24,752
Leasehold Improvements             13,272        13,272
                                  161,151       135,985
Less accumulated depreciation
and amortization                  49,789         46,525

Total                          $111,362        $ 89,460

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

As a result, operations of Cyberia, Inc. through December 31, 1998 are reported as discontinued operations. The results from discontinued operations included total revenues of $1,433,866 and $937,308 and net income from operations of $129,012 and $61,201 for the years ended December 31, 1998 and 1997 respectively. The loss on the disposal of the subsidiary also includes and accrual of $88,811 for the expenses to be incurred from December 31, 1998 to the disposal date of March 31, 1999.

Results of Operations for the three months ended June 30, 1999

Net sales for the three month period ended June 30, 1999 were $866,724 as compared to $364,824 for the three month period ended June 30, 1998, an increase of $501,900 or 138%. This increase is primarily due to the Company's restructuring and change in marketing strategy which management believes has allowed the Company to better compete in the Internet consulting services arena.

Cost of sales was $66,239 for the three month period ended June 30, 1999 as compared to $169,338 for the three month period ended June 30, 1998, a decrease of $103,099 or 61%. This decrease is primarily due to a restructuring and a streamlining of the production process which has assisted in reducing production costs.

General and administrative expenses were $454,036 for the three month period ended June 30, 1999 compared to $183,425 for the three month period ended June 30, 1998, an increase of $270,611 or 148%. The increase is primarily due to an increase in rent following the move of the subsidiary into a new location, the continued search for and hiring of new employees by the subsidiary and related employment placement fees incurred in connection with these new hires, and accounting, management and legal fees incurred as part of the restructuring of Media Revolution.

Results of Operations for the six months ended June 30, 1999

Net sales for the period ended June 30, 1999 were $1,542,664 as compared to $661,721 for the period ended June 30, 1998, an increase of $880,943 or 133%. This increase is primarily due to the Company's restructuring and change in marketing strategy which management believes has allowed the Company to better compete in the Internet consulting services arena.

Cost of sales was $138,152 for the period ended June 30, 1999 as compared to $291,049 for the period ended June 30, 1998, a decrease of $107,897 or 37%. This decrease is primarily due to a restructuring and a streamlining of the production process which has assisted in reducing production costs.

General and administrative expenses were $809,853 for the period ended
June 30, 1999 compared to $341,302 for the period ended June 30, 1998, an increase of $468,551 or 137%. The increase is primarily due to an increase in rent following the move of the subsidiary into a new location, the continued search for and hiring of new employees by the subsidiary and related employment placement fees incurred in connection with these new hires, and accounting, management and legal fees incurred as part of the restructuring of Media Revolution.

Liquidity and Capital Resources

At June 30, 1999, the Company had a working capital surplus of $502,857. The ratio of current assets to current liabilities was approximately 2.23 to 1 at June 30, 1999. At June 30, 1999, the Company had stockholders' equity of $494,103.

To date, the Company has funded its activities principally from cash flows generated from operations. It is anticipated that the Company's continuing cash flows from operations will be sufficient to meet its cash and working capital requirements for the next thirteen months. However, if the Company's cash flows should be materially less than expected, the Company may find it necessary to seek additional sources of financing to support its cash and working capital requirements. Although the Company is hopeful that such financing can be arranged, there can be no assurance the Company will in fact be able to obtain such financing at the time, if any, such need arises, or if obtained, on terms acceptable to the Company.

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

Based on recent assessments, the Company determined that its critical software (primarily widely used software packages) and all of its critical business systems are year 2000 compliant. Nevertheless, throughout 1999, assessment, testing and remediation, if necessary, will continue.

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

               (b)  Reports on Form 8-K.

               Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 1999.

               None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CYBERIA HOLDINGS, INC.
                                   (Registrant)


Dated: August 23, 1999             By:/s/Jay Rifkin
                                      Jay Rifkin, President




Dated: August 23, 1999             By:/s/Jay Rifkin
                                      Jay Rifkin, Principal
                                      Financial Officer