Form 10QSB
period 1999-09-30
CYBERIA HOLDINGS INC
filed 1999-11-19
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, DC 20549

                                         FORM 10-QSB

                       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended SEPTEMBER 30, 1999

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

                          Common, $.0001 par value per share: 30,000,000
                                outstanding as of November 1, 1999

                                  PART I - FINANCIAL INFORMATION

                               CYBERIA HOLDINGS, INC. AND SUBSIDIARY


                                  Index to Financial Information
                                  Period Ended September 30, 1999



        ITEM                                                PAGE HEREIN

        Item 1 -       Financial Statements:


        Consolidated Balance Sheet as of September 30, 1999         3

        Consolidated Statements of Operations
        for the three months ended September 30, 1999               4

        Consolidated Statements of Cash Flows
        for the nine months ended September 30, 1999                6

        Notes to  Consolidated Financial Statements                 7



        Item 2 -       Management's Discussion and
                       Analysis or Plan of Operation                8

               CYBERIA HOLDINGS, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                           September 30, 1999

                                             TOTAL
ASSETS

Current Assets
Cash                                          $ 72,729
Accounts receivable                            488,147
Advances to Employees/Other                     19,492
Deferred tax asset                              72,607
Loans Receivable                                 7,329
    Total current assets                       660,304

Non-current assets
Property, plant and equipment (net)            119,798
Investment in LLC                                 0
Other assets                                    38,914
    Total non-current assets                   158,712

Total assets                                  $819,016

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses        $ 145,487
Due to affiliate                               234,262
Accrued payroll and payroll taxes               20,456
Discontinued Operations                            811
Income tax payable                              69,035
Deferred Income                                  1,500

    Total current liabilities                  471,551

Long term liabilities
Deferred income taxes - long term               12,041

     Total long term liabilities                12,041

Minority Interest                               94,055

Stockholders' equity
Common stock                                     3,000
Additional paid in capital                       9,269
Capital                                           0
Retained earnings                               75,305
Net Income                                     153,795
     Total stockholders' equity                241,369

Total liabilities
& stockholders' equity                       $ 819,016

               CYBERIA HOLDINGS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                         FOR THE PERIODS
                                         7/1/99      7/1/98
                                         THROUGH     THROUGH
                                         9/30/99     9/30/98

Sales                                    $392,464    $348,311

Cost of sales                              71,701     168,629
General and administrative expenses       608,208     225,482

     Total expenses                       679,909     394,111

Net income from operations               (287,445)    (45,800)

Other income (expense)
   Interest income                            624         797
   Equity in Earnings of Med Rev                -           -
   Interest expense                             -           -
     Total other income (expense)             624         797

Income from continuing operations
 before taxes                            (286,821)    (45,003)

Income taxes                                8,719           -

Net income of continuing operations     $(295,540)   $(45,003)

Discontinued Operations
     Income from operations
     of discontinued                     $ (2,058)     47,077
     subsidiary (Net of expenses)

Net income before minority interest      $(297,597)     2,074

Minority Interest                           12,631      8,279

Net income                               $(310,228)  $ (6,205)

               CYBERIA HOLDINGS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                         FOR THE PERIODS
                                         1/1/99      1/1/98
                                         THROUGH     THROUGH
                                         9/30/99     9/30/98

Sales                                    $1,935,128  $1,010,032

Cost of sales                               209,772     306,781

General and administrative expenses       1,411,392     719,681

     Total expenses                       1,621,165   1,026,462

Net income from operations                  313,963     (16,430)

Other income (expense)
    Interest income                           1,241       3,738
    Equity in Earnings of Med Rev              -            447
   Interest expense                         (13,603)          -

     Total other income (expense)           (12,362)      4,185

Income from continuing
 operations before taxes                    301,601     (12,245)

Income taxes                                110,536       2,351

Net income of continuing operations         191,066     (14,596)

Discontinued Operations
     Income from operations
     of discontinued                            (58)    130,248
     subsidiary (Net of expenses)

Net income before minority interest        $191,008    $115,652

Minority Interest                            37,213           0

Net Income                                  153,795     115,652

               CYBERIA HOLDINGS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         FOR THE PERIODS
                                            1/1/99      1/1/98
                                           THROUGH     THROUGH
                                           9/30/99     9/30/98
Operating Activities:
 Net income                                $153,795   $(15,042)
 Adjustments to reconcile
 net income to net cash
 provided by operating activities:
Depreciation and amortization                12,501     14,985
Minority Interest                            37,213          -
(Increase) decrease in:
Accounts receivable                        (311,674)    19,286
Due from affiliate                              -      (23,250)
Due from others                            (10,806)          -
Advances to employees/others                    -          673
Prepaid and other current assets                -        1,275
Other assets                               (16,961)     (2,898)
Increase (decrease) in:
Accounts payable and accrued expenses       43,176      30,758
Due to affiliates                          133,764      22,116
Accrued P/R & P/R taxes                       (478)    (55,751)
Income Tax Payable                          59,540           -
Deferred income                             (1,500)     (3,500)

Net cash provided by (for) operating
 activities - continuing                    98,570     (11,348)

Net cash provided by (for) operating
 activities - discontinued                 (88,000)    (67,454)

Investing Activities:
Purchase of computer equipment             (53,570)    (27,002)
Disposition of Assets                       10,731       4,087

Net cash provided by (for)
  investing activities - continued         (42,839)    (22,915)

Net cash provided by (for)
 investing activities - discontinued                    (2,101)

Net increase in cash                       (32,269)   (103,818)

Cash, beginning of period                  104,998     211,392

Cash, end of period                       $ 72,729   $ 107,574

                               CYBERIA HOLDINGS, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        SEPTEMBER  30, 1999
                                            (UNAUDITED)



1.      PRESENTATION OF INTERIM INFORMATION

        The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2.      FINANCIAL STATEMENTS

        The consolidated financial statements include the accounts of the Company and its subsidiary, Media Revolution. All significant intercompany balances, transactions and stockholdings have been eliminated.

3.      FURNITURE AND EQUIPMENT

        Furniture and equipment at September 30,1999 (unaudited) consisted of the following:

                              SEPTEMBER 30, 1999

Furniture and Fixtures          $   9,292
Computer Equipment                135,226
Office Equipment                   20,584
Leasehold Improvements             13,272
                                  178,374
Less accumulated depreciation
and amortization                   58,576

Total                            $119,798

     4.     SUBSEQUENT EVENTS

       A. As part of the resignation of Media Revolution's Chief Executive Officer and the Company's Executive Vice President, Media Revolution purchased 1,500,000 shares of Cyberia Holdings, Inc. common stock owned by the Executive Vice President for Seventy Thousand ($70,000) Dollars.

     B. Subsequent to the transaction referred to in the foregoing subparagraph, Jay Rifkin, the Company's President, purchased said 1,500,000 shares from Media Revolution for Forty Three Thousand Eight Hundred and Ninety Nine ($43,899) Dollars. Media Revolution recognized a loss in the amount of Twenty Six Thousand One Hundred and One ($26,101) Dollars.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report and is qualified in its entirety by the foregoing.

        BACKGROUND

        The Company was organized under the laws of the State of Delaware on February 24, 1994 under the name NW Venture Corp. In October 1995, the Company completed an initial public offering (the "Offering") of 500,000 shares of its Common Stock at a price of $.10 per share pursuant to a Registration Statement declared effective by the Securities and Exchange Commission on June 30, 1995 as a "blank check" offering subject to Rule 419 of Regulation C under the Securities Act of 1933. The Company had been organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to employ the Company=s funding in their business or to seek the perceived advantages of a publicly-held corporation.

        In May 1996, the Company executed an agreement with Cyberia, Inc., a California corporation ("Cyberia), and its shareholders to acquire all of the issued and outstanding shares of capital stock of Cyberia in exchange for 25,500,000 shares of Common Stock of the Company (the ACyberia Acquisition@). At the time thereof and through December 31, 1998, Cyberia was primarily involved in the business of creating original music for television and radio commercials. As of December 26, 1996, and following successful completion of a reconfirmation offering required pursuant to Rule 419 (the AReconfirmation Offering@), the Company consummated the Cyberia Acquisition whereby Cyberia became a wholly-owned subsidiary of the Company.

        During 1996, Cyberia entered into an agreement to form Media Revolution, LLC (AMedia Revolution@), which is a company created to design Internet web sites, computer games and software. The Company owns 80% of this entity and has control of the day to day operations. The remaining 20% is owned by a non-related party.

        On January 13, 1997, the Company changed its corporate name to Cyberia Holdings, Inc. to reflect the change of direction and new business of the Company which resulted from the aforesaid transaction with Cyberia.

        On October 6, 1998 the Bord of Directors elected to discontinue the operations of Cyberia, Inc. as of December 31, 1998 to allow the Company to focus its resources on the growth and development of Media Revolution. All assets and liabilities of Cyberia, Inc. have been transferred to Cyberia Holdings, Inc. and affiliates of the Company with the exception of $5,817 in net assets related to leasehold improvements which were expensed.

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

        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

        Net sales for the three month period ended September 30, 1999 were $392,464 as compared to $348,311 for the three month period ended September 30, 1998, an increase of $44,153 or 11%. This increase is primarily due to the Company's restructuring and change in marketing strategy which management believes has allowed the Company to better compete in the Internet consulting services arena. These results reflect the decision of a client to scale back the scope of a project for which income had been recognized and net sales had been recorded in the three month period ended June 30, 1999. Upon instruction from the client, Think New Ideas, the project was scaled back and an invoice from the second quarter for $288,290 was voided. Management has no reason to believe that the reduction in the scope of future projects will occur and believes this to be a non-recurring event.

        Cost of sales was $71,701 for the three month period ended September 30, 1999 as compared to $168,629 for the three month period ended September 30, 1998, a decrease of $96,928 or 57%. This decrease is primarily due to a restructuring and a streamlining of the production process which has assisted in reducing production costs.

        General and administrative expenses were $608,208 for the three month period ended September 30, 1999 compared to $225,482 for the three month period ended September 30, 1998, an increase of $382,726 or 169%. The increase is primarily due to an increase in rent following the move of Media Revolution into a new location, the continued search for and hiring of new employees by Media Revolution and related employment placement fees incurred in connection with these new hires, and accounting, management and legal fees incurred as part of the restructuring of Media Revolution.

         RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

        Net sales for the nine months ended September 30, 1999 were $1,935,128 as compared to $1,010,032 for the nine month period ended September 30, 1998, an increase of $925,096 or 91%. This increase is primarily due to the Company's restructuring and change in marketing strategy which management believes has allowed the Company to better compete in the Internet consulting services arena.

        Cost of sales was $209,772 for the nine month period ended September 30, 1999 as compared to $306,781 for the nine month period ended September 30, 1998, a decrease of $97,009 or 31%.
This decrease is primarily due to a restructuring and a streamlining of the production process which has assisted in reducing production costs.

        General and administrative expenses were $1,411,392 for the nine month period ended September 30, 1999 compared to $719,681 for the nine month period ended September 30,1998, an increase of $691,711 or 96%. The increase is primarily due to an increase in rent following the move of Media Revolution into a new location, the continued search for and hiring of new employees by Media Revolution and related employment placement fees incurred in connection with these new hires, and accounting, management and legal fees incurred as part of the restructuring of Media Revolution.

        LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1999, the Company had a working capital surplus of $188,753. The ratio of current assets to current liabilities was approximately
1.35 to 1 at September 30, 1999. At September 30, 1999, the Company had stockholders' equity of $241,369.

        To date, the Company has funded its activities principally from cash flows generated from operations. It is anticipated that the Company=s continuing cash flows from operations will be sufficient to meet its cash and working capital requirements for the next thirteen months. However, if the Company's cash flows should be materially less than expected, the Company may find it necessary to seek additional sources of financing to support its cash and working capital requirements. Although the Company is hopeful that such financing can be arranged, there can be no assurance the Company will in fact be able to obtain such financing at the time, if any, such need arises, or if obtained, on terms acceptable to the Company.

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

               None.

Item 3.        DEFAULTS UPON SENIOR SECURITIES.

               None.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

               None.

Item 5.        OTHER INFORMATION.

      A.    Effective as of October 22, 1999 the Company's  Executive
            Vice President who was also serving as the Chief Executive Officer of Media Revolution submitted his resignation to the Company to pursue other business opportunities. The Company is in the process of seeking a replacement and believes it will be able to do so in the near future. Management believes the departure of such Executive will not have a material effect on the Company.

      B. As part of the resignation of Media Revolution's Chief Executive Officer and the Company's Executive Vice President, Media Revolution purchased 1,500,000 shares of Cyberia Holdings, Inc. common stock owned by the Executive Vice
            President for Seventy Thousand ($70,000) Dollars.

      C. Subsequent to the transaction referred to in the foregoing subparagraph, Jay Rifkin, the Company's President, purchased said 1,500,000 shares from Media
            Revolution for Forty Three Thousand Eight Hundred and Ninety Nine ($43,899) Dollars.
            Media Revolution recognized a loss
            in the amount of Twenty Six Thousand
            One Hundred and One ($26,101) Dollars.



Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits.

               There are no exhibits applicable to this Form 10-QSB.

               (b)  Reports on Form 8-K.

               Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 1999.

               None.

                                            SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CYBERIA HOLDINGS, INC.
                                       (Registrant)


Dated: NOVEMBER 19, 1999              By:    /S/ JAY RIFKIN
                                            Jay Rifkin, President


Dated: NOVEMBER 19, 1999              By:    /S/ JAY RIFKIN
                                            Jay Rifkin, Principal Financial
                                            Officer