Form 10KSB
period 1999-12-31
CYBERIA HOLDINGS INC
filed 2000-04-14
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-KSB

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended DECEMBER 31, 1999

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

1531 14th Street
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

State Issuer's revenues for its most recent fiscal year: $2,626,834.

As of March 31, 2000, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (450,000 shares) was approximately $202,500 (based upon the average bid and asked prices of such stock on the most
recently available date prior to March 31, 2000).   The number of shares
outstanding of the Common Stock ($.0001 par value) of the Issuer as of the close of business on March 31, 2000 was 30,000,000.


            Documents Incorporated by Reference:  None

                       PART I

Item 1.   Description of Business.

     Introduction

     Cyberia Holdings, Inc. (the "Company") was organized under the laws of the State of Delaware on February 24, 1994 under the name NW Venture Corp. In October 1995, the Company completed an initial public offering of certain shares of its Common Stock pursuant to a Registration Statement declared effective by the Securities and Exchange Commission on June 30, 1995 as a "blank check" offering subject to Rule 419 of Regulation C under the Securities Act of 1933.

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

     During 1996, Cyberia entered into an agreement to form Media
Revolution, LLC ("Media Revolution"), which was organized to design Internet web sites, computer games and software. The Company owns 80% of this entity and has control of the day-to-day operations. A non-related party owns the remaining 20%.

     On January 13, 1997, the Company changed its corporate name to Cyberia Holdings, Inc. to reflect the change of direction and new business of the Company which resulted from the aforesaid transaction with Cyberia.

     In October of 1998, Management decided by a unanimous vote of the Board of Directors to discontinue the operations of Cyberia, Inc. as of December 31, 1998. Management believed that the investment versus potential return was too high to support continuing operations. It was decided that the Company would rather focus its resources on its subsidiary company, Media Revolution, which is presently an Internet solutions developer for Fortune 1000 clients and Internet start-ups.

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

     Media Revolution focuses on making its digital communications solutions an integral part of its clients' business strategies in order to promote long-term client relationships. Media Revolution uses project management teams with experience in consulting, creative, media, technology and production disciplines, led by experienced interactive producers, to provide it's integrated digital communication services. Media Revolution employs a collaborative approach between the internal team and the client to ensure that information is delivered and absorbed in ways that impact the experience and influence the desired user behavior. The Company handpicks the technologies that it believes will work best for the client and its target audience and works with high quality service providers in disciplines which complement the staff of the Company.

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

     For the years ended December 31, 1999 and 1998, the Company had net sales of approximately $2,627,000 and $1,163,000, respectively. During 1999 and 1998, the Company provided its services for approximately 50 and 67 projects, respectively. During the year ended December 31, 1999, the Company did business with one customer, Think New Ideas, whose sales comprised
approximately 37% of total net sales.   In 1999, the Company shifted its focus
to securing projects with a larger scope and value, which allowed for an increase in net sales while at the same time decreasing the number of projects taken on during the year. This shift in focus, coupled with an expansion of the Company's clientele has resulted in a 125% increase in net sales.

     Competition

     The market for the Company's service is competitive, highly fragmented and is characterized by pressures to incorporate new capabilities, accelerate job completion schedules and reduce prices. The Company faces competition from a number of sources, including traditional advertising and marketing firms, project-oriented interactive marketing firms and information technology service providers, many of which are larger than the Company and have greater resources than the Company. Media Revolution's primary competitors include US Interactive, Razorfish, iXL, Think New Ideas and USWeb/CKS. Many traditional advertising agencies have also started to develop digital media and interactive communications capabilities. Moreover, certain project-oriented interactive marketing firms and information technology service providers provide Internet consulting, corporate identity and packaging, production, advertising and website design services, and are technologically proficient in the digital media and interactive communications fields. In addition, in-house marketing and information systems departments and graphic design companies compete with certain portions of the Company's business.

     Competition depends to a large extent on clients' perceptions of the quality and creativity as well as the technical proficiency of the Company's digital communications services and those of the Company's competitors. The Company also compete on the basis of price and the ability to serve clients on a broad geographic basis. To the extent the Company loses clients to its competitors because of dissatisfaction with the Company's services, or if the Company's reputation is adversely impacted for any other reason, the Company's future operating performance could be materially and adversely affected.

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

Employees

     In order to maintain high levels of creativity and quality, Media Revolution places great importance on recruiting and retaining talented employees. As of December 31, 1999, Media Revolution employed approximately 27 full-time employees. Media Revolution also hires temporary employees and contract service providers as necessary.

Item 2.   Description of Property.

     The Company maintains its executive offices pursuant to a written agreement with Mojo Records, LLC, which is under common ownership. Such offices are located at 1531 14th Street, Santa Monica, California 90404. Rent expense was $196,317 and $117,200 for the years 1999 and 1998 respectively. This increase in rent is due to the need for the Company to support the doubling of the staff size from the prior year. In doing such the Company has leased a larger space at a higher rate. Additionally, the monthly rent includes such costs as utilities and maintenance which were paid direct during the prior year.

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

                                         Bid Prices

Period
                                      High           Low

Year Ended December 31, 1998:

               First Quarter          No prices available
               Second Quarter         $.1875          $.0625
               Third Quarter          $.1875          $.09
               Fourth Quarter         $.10            $.10

Year Ended December 31, 1998:

               First Quarter          $.375           $.0625
               Second Quarter         $.625           $.125
               Third Quarter          $.25            $.25
               Fourth Quarter         No prices available

     (b)  Holders.

     As of March 31, 2000 there were approximately 35 record holders of the Company's Common Stock.

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

     Background

     The Company was organized under the laws of the State of Delaware on February 24, 1994 under the name NW Venture Corp. In October 1995, the Company completed an initial public offering of certain shares of its Common Stock pursuant to a Registration Statement declared effective by the Securities and Exchange Commission on June 30, 1995 as a "blank check" offering subject to Rule 419 of Regulation C under the Securities Act of 1933.

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

     During 1996, Cyberia entered into an agreement to form Media
Revolution, LLC ("Media Revolution"), which was organized to design Internet web sites, computer games and software. The Company owns 80% of this entity and has control of the day-to-day operations. A non-related party owns the remaining 20%.

     On January 13, 1997, the Company changed its corporate name to Cyberia Holdings, Inc. to reflect the change of direction and new business of the Company which resulted from the aforesaid transaction with Cyberia.

     On October 6, 1998 a meeting of the Board of Directors and Officers was held in which it was decided to cease the operations of Cyberia, Inc. as of December 31, 1998 to allow the Company to focus its resources on the growth and development of Media Revolution. All existing assets and liabilities at the close of operations on December 31, 1998 have been transferred to Cyberia Holdings, Inc. as per the Certificate of Dissolution filed in the Office of the Secretary of State of California.

     Results of Operations

     Net sales for the year ended December 31, 1999 increased to 2,627,000 as compared to net sales for the year ended December 31, 1998 of $1,163,000, an increase of $1,464,000. This increase is primarily due to the Company's restructuring and changes in marketing strategy. During 1999 the Company was able to focus its resources on the subsidiary company, Media Revolution. The result of such focus and dedication of the Company's resources has allowed Media Revolution, in management's opinion, to differentiate itself within the Internet services marketplace resulting in a year which achived a 125% increase in net sales.

     Additionally in 1999, Media Revolution determined the sectors for which it wanted to expand its clientele. These new sectors included, but were not limited to, the automotive industry, telecommunications industry and hospitality industry. Media Revolution has been able to tap into each of these sectors and begin to establish a presence within the market place. This broadening of the clientele has allowed the Company to place less emphasis on the entertainment industry, previously the Company's primary source of revenue.

     Cost of sales was $260,000 for the year ended December 31, 1999 as compared to $379,000 for the year ended December 31, 1998. This decrease is primarily due to an increase in project size which created a decrease in the number of projects during the year. While working on projects which have a larger scope the Company is able to reduce the labor cost allocated to each project, in turn reducing the cost of sales. Additionally, with the increase in staff size, the Company was able to provide most production services in-house, therefore eliminating outside services and reducing the cost of sales. The average project fee in 1999 nearly doubled from the prior year allowing the Company to generate higher net sales while minimizing the cost of sales for each project.

     The Company reported income from continuing operations before discontinued operations of $121,000 for the year ended December 31, 1999 as compared to a net operating loss before discontinuing operation of $164,000 for the year ended December 31, 1998, an increase of $285,000. This increase was the result of the continuing restructuring of the Company. The Company began to see a reversal of the net operating loss experienced in 1998 and improving profit margins, the direct result of changes to the management structure.

     General and administrative expenses increased to $2,051,000 for the year ended December 31, 1999 compared to $1,059,000 for the year ended
December 31,1998, an increase of $992,000.    The increase is due to the
continued search for and hiring of new employees and the costs associated with
the hiring of these new employees.   To remain competitive in the job market,
the Company found it necessary to enhance the health insurance benefit package offered to new and existing employees. Additionally, there was an increase in accounting and legal fees, which were needed in order to support the growth of Media Revolution.

     In the third quarter of 1999, the Company launched an advertising campaign signifying its first such campaign since its inception. Media Revolution advertised in numerous trade magazines allowing the Company to brand its own name within the public sector. This campaign attributed to the increase seen in general and administrative expenses for the year.

     Liquidity and Capital Resources

     At December 31, 1999, the Company had working capital surplus of $104,679. The ratio of current assets to current liabilities was
approximately 1.32 to 1 at December 31, 1999.   At December 31, 1999, the
Company had stockholder's equity of $208,946.

     To date, the Company has funded its activities principally from cash flows generated from operations. It is anticipated that the Company's continuing cash flows from operations will be sufficient to meet its cash and working capital requirements at least through 2000.

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

     Prior to the year 2000, the Company determined that its critical software (primarily widely used software packages) and all of its critical business systems, were already year 2000 compliant.

     As of the date of this report, no significant problems had been encountered. However, there can be no assurance that this will continue to be the case, and there are also continuing risks to the Company's operations from
year 2000 failures by third parties such as suppliers.   In this regard, the
Company continues to monitor the situation.

     The Company previously had initiated communications with third parties with whom the Company has material direct and indirect business relationships in order to determine the extent to which the Company's
business is vulnerable to the third parties  failure  to   make   their
systems year 2000 compliant. Based upon the information gathered from such other third parties, the Company is not aware of any material third party year 2000 risks, which have not been resolved. As of the date of this report, the Company has not experienced any significant year 2000 issues arising from third parties.

     The Company continues to maintain close contact with critical suppliers with respect to such third parties year 2000 compliance and any year 2000 issues that might arise at a later date.

     The Company currently does not have a contingency plan in the event year 2000 issues arise at a later date. Such a plan will be developed if it becomes necessary. Although no assurance can be given that there will be no interruption of operations due to year 2000 issues, the Company has not to date suffered any significant problems and believes that it has reasonably assessed all of its systems in order to ensure that the Company will not suffer any material adverse effect in the future.

     The Company has used and will continue to use, if necessary, internal resources to resolve year 2000 issues. Costs incurred to date by the Company have not been material. The Company does not anticipate incurring any further costs.

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

                            Present Position            Has Served As
Name                Age     and Offices                 Director Since

Jay Rifkin          44      President, Chief Executive    1997
                            Officer, Treasurer,
                            Chief Financial Officer
                            and Director

Hans Zimmer         42      Vice President, Secretary     1997
                            and Director

Martin Rifkin       38      Director                      1994


     JAY RIFKIN has been President, Chief Executive Officer, Treasurer and a Director of the Company since January 1997, and Chief Financial Officer since January 1999. Since 1989, Mr. Rifkin has been President of Mojo Music, Inc., which is a general partner of Media Ventures. Media Ventures is an entertainment cooperative in Santa Monica, California, which has been instrumental in the development of numerous musical careers. Additionally, Jay Rifkin is the President of Mojo Records, LLC which is an independent record label with several successful artists, including, the platinum selling Cherry Poppin' Daddies and the gold-selling Reel Big Fish and Goldfinger. Mr. Rifkin is an award winning music producer and engineer having received a Grammy Award as Producer for Best Children's Album and American Music Awards for Producer of Best Album and Best Soundtrack. In 1998, Disney's "The Lion King" premiered on Broadway, featuring two of Rifkin's songs from "Rhythm of the Pride lands" and receiving a Tony nomination for best music. Mr. Rifkin is the brother of Martin Rifkin.

     HANS ZIMMER has been Vice President, Secretary and a Director of the Company since January 1997. Mr. Zimmer has been President of Remote Control Productions, Inc., which is a general partner of Media Ventures since 1989. Mr. Zimmer is an award winning composer having received an Academy Award and Golden Globe for Best Original Score for "The Lion King". He also received a Grammy Award as Producer of Best Children's Album and Best Instrumental Arrangement with Accompanying Vocalist for "The Lion King". Mr. Zimmer also received Academy Award Nominations for Best Original Score for the films "Rainman, "As Good As it Gets" and "The Thin Red Line". He has composed the scores for numerous other major motion pictures including but not limited to "Black Rain", "Driving Miss Daisy, "Bird on a Wire", "Days of Thunder", "Pacific Heights", "Thelma & Louise, "Crimson Tide" "Nine Months", "Gladiators", "Mission Impossible II ", "Prince of Egypt", and "El Dorado".

     MARTIN RIFKIN has been a Director of the Company since its inception in February 1994 and was President, Secretary and Treasurer of the Company from its inception through December 1996. Since February 1992, Mr. Rifkin has been President of Nutrition Now, Inc. ("Nutrition Now"), a company which manufactures and markets nutritional supplements. Since December 1995, he has been director of Nutrition Now and, since November 1987, he has been its Secretary and Treasurer. From August 1988 to February 1992, he was its Vice President. In addition, Mr. Rifkin has been, since April 1985, a Director of Nova International Films, Inc., a company which principally has been engaged in the business of financing and producing motion pictures, and from April 1985 to October 1994, he was its Vice President, and since October 1994, he has been its President and Treasurer. Such company is at the present time relatively inactive. In addition, Mr. Rifkin has been Treasurer and Director of Profit Merchandising Corp. since September 1983 and Vice President since June 1985. Such company is engaged in the distribution of weatherstripping products. Martin Rifkin is the brother of Jay Rifkin.

Item 10.  Executive Compensation.

     The Company has no employment agreements with any of its executive officers. The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1999, 1998 and 1997 of those persons who were, at December 31, 1999 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                              Summary Compensation Table

                    Annual                          Long-Term
                    Compensation                   Compensation
                                               Restricted   Shares
Name and Principal  Fiscal                     Stock        Underlying
Position            Year      Salary   Bonus   Awards       Options

Jay Rifkin,         1999      $0       $0        0            0
President and       1998      $0       $0        0            0
Chief Executive     1997      $0       $0        0            0
Officer

Hans Zimmer,        1999      $0       $0        0            0
Vice President and  1998      $0       $0        0            0
Secretary           1997      $0       $0        0            0


     Since inception, no director has received any cash compensation for his services as such. In the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on behalf of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 2000, by
(i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; and (iii) directors and officers of the Company as a group:

                              Number         Percent
                              of Shares      of
Name and Address              Owned          Class

Jay Rifkin                    13,500,000     45.0%
1531 14th Street
Santa Monica, CA 90404

Hans Zimmer                   12,000,000     40.0%
1531 14th Street
Santa Monica, CA 90404

Martin Rifkin                  4,050,000     13.5%
6350 N.E. Campus Drive
Vancouver, WA 98661

All Officers and Directors    29,550,000     98.5%
as a Group (3 Persons)

Item 12.  Certain Relationships and Related Transactions.

     The Company paid approximately $2,907 and $38,707 to Media Ventures, a company operated by Jay Rifkin and Hans Zimmer, for sound mixing and recording services for the years ended December 31, 1999 and 1998, respectively. The Company also paid Media Ventures $86,123 and $249,738 for related overhead costs for the period ending December 31, 1999 and 1998 respectively.

     During the year ended December 31, 1997, the line of credit for the Company and all the Company's affiliates was transferred to an affiliate, Media Ventures. All affiliates can draw down on the line of credit, and the line of credit is collateralized by all assets of the Company and its
affiliates.   The line of credit bears interest at prime (8.5% at December 31,
1999). At December 31, 1999, $180,000 of the amount due to Media Ventures was for advances on the line of credit. As of March 31, 2000 there was only $21,000 which remained owing to Media Ventures for advances on the line of credit.

     See Part I, Item 2 elsewhere herein for information on the facilities leased by the Company. Rent expense paid to related parties was $197,317 and $65,100 for the years ended December 31, 1999 and 1998, respectively.

     Effective as of October 22, 1999, the Company's then Executive Vice President who was also serving as the Chief Executive Officer of Media Revolution submitted his resignation to the Company to pursue other business opportunities. As part of his resignation, Media Revolution purchased 1,500,000 shares of the Company's Common Stock owned by the then Executive Vice President for $70,000. Subsequent thereto, Jay Rifkin, the Company's President, purchased said 1,500,000 shares from Media Revolution for $70,000. The remaining balance due at December 31, 1999 was $26,101.

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

                                 Dated: April 13, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                    DATE

/s/Jay Rifkin                 President, Chief        April 13, 2000
Jay Rifkin                    Executive Officer,
                              Treasurer, Director
                              (Principal Executive
                              Officer and Principal
                              Financial Officer)

/s/Hans Zimmer                Vice President,         April 13, 2000
Hans Zimmer                   Secretary, Director

/s/Martin Rifkin              Director                April 13, 2000
Martin Rifkin

/s/Kellie Stein               Controller              April 13, 2000
Kellie Stein

CYBERIA HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 1999 AND 1998

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
CONTENTS
December 31, 1999



                                                        Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS      1

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                        2 - 3

     Consolidated Statements of Operations             4 - 5

     Consolidated Statements of Stockholders' Equity     6

     Consolidated Statements of Cash Flows             7 - 8

     Notes to Consolidated Financial Statements        9 - 16

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Cyberia Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Cyberia Holdings, Inc. and subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberia Holdings, Inc. and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 23, 2000

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 1999



ASSETS

Current assets
     Cash and cash equivalents          $ 27,437
     Accounts receivable                 349,841
     Prepaid expenses and other assets     9,346
     Deferred tax asset                   18,320
     Due from stockholder/officer         26,101

          Total current assets           431,045

Furniture and equipment, net             227,945
Other assets                              42,948

          Total assets                  $701,938


The accompanying notes are an integral part of these financial statements.

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 1999



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Book overdraft                                $ 24,863
     Current portion of capital lease obligations    57,132
     Accounts payable and accrued expenses           46,836
     Income taxes payable                            28,101
     Due to affiliates                              142,084
     Accrued payroll and payroll taxes               25,039
     Deferred income                                  1,500
     Net liabilities of discontinued operations         811

     Total current liabilities                      326,366

Deferred income taxes                                 7,144
Capital lease obligations, net of current portion    51,897

               Total liabilities                    385,407

Minority interest                                   107,585

Commitments

Stockholders' equity
Common stock, $0.0001 par value
50,000,000 shares authorized
30,000,000 shares issued and outstanding              3,000
Additional paid-in capital                            9,269
     Retained earnings                              196,677

               Total stockholders' equity           208,946

Total liabilities and stockholders' equity         $701,938



The accompanying notes are an integral part of these financial statements.

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,



                                         1999        1998

Net sales                             $2,626,834  $1,163,249

Expenses
Cost of sales                            259,913     379,050
General and administrative expenses    2,051,010   1,058,509

Total expenses                         2,310,923   1,437,559

Income (loss) from operations            315,911    (274,310)

Other income (expense)
Interest income                            1,863       1,010
Other income                                   -       3,257
Interest expense                         (25,582)       (656)

Total other income (expense)             (23,719)      3,611

Income (loss) from continuing
operations before provision
for (benefit from) income taxes,
minority interest, and
discontinued operations                  292,192    (270,699)
Provision for (benefit from)
income taxes                             120,077    (106,298)

Income (loss) from continuing
operations before minority
interest and discontinued operations     172,115    (164,401)

Minority interest                        (50,743)          -

Income (loss) from continuing
operations before
discontinued operations                  121,372    (164,401)

Discontinued operations
Income from operations of
discontinued subsidiary, net of
provision for income taxes of $67,000          -     101,414
Loss on disposal of subsidiary,
including provision of
$88,811 for operating losses
during the phase-out period,
net of benefit for income taxes
 of $50,000                                    -     (76,786)

Net income from
discontinued operations                        -      24,628

Net income (loss)                       $121,372   $(139,773)

The accompanying notes are an integral part of these financial statements.

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                            1999           1998
Basic and diluted earnings
 (loss) per share
     From continuing operations            $0.004         $(0.01)
     From discontinued operations              -           -

Total basic and diluted
 earnings (loss) per share                 $0.004         $(0.01)

Basic and diluted weighted-average
 shares outstanding                      30,000,000     30,000,000


The accompanying notes are an integral part of these financial statements.

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31,

                                   Common Stock            Treasury
                               Shares        Amount        Stock



Balance, December 31, 1997     30,000,000    $3,000      $     -

Net loss

Balance, December 31, 1999     30,000,000     3,000            -

Purchase of 1,500,000
shares of treasury stock                                    43,899

Sale of 1,500,000
shares of treasury stock                                   (43,899)

Net income

Balance, December 31, 1999     30,000,000     $3,000      $     -



The accompanying notes are an integral part of these financial statements.



CYBERIA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Continued)
For the Years Ended December 31,



                              Additional
                              Paid-in      Retained
                              Capital      Earnings     Total

Balance, December 31, 1997    $9,269       $215,078    $227,347

Net loss                                   (139,773)   (139,773)

Balance, December 31, 1999     9,269         75,305      87,574

Purchase of 1,500,000
shares of treasury stock                                 43,899

Sale of 1,500,000
shares of treasury stock                                (43,899)

Net income                                  121,372     121,372

Balance, December 31, 1999     9,269      $ 196,677    $208,946


The accompanying notes are an integral part of these financial statements.

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
                                                  1999       1998
Cash flows from operating activities
Net income (loss) from continuing operations    $121,372  $(164,401)
Adjustments to reconcile net income (loss)
from continuing operations to net cash
provided by (used in) operating  activities
Depreciation and amortization                     71,115     23,008
Minority interest                                 50,743          -
Deferred income taxes                             49,390    (91,960)
(Increase) decrease in
Accounts receivable                             (173,368)    82,375
Work in progress                                       -     25,050
Prepaid expenses and other assets                   (660)    (5,994)
Other assets                                     (20,995)    (8,809)
Due from stockholder/officer                     (26,101)         -
Increase (decrease) in
Accounts payable and accrued expenses            (55,476)    40,125
Income taxes payable                              18,606     (3,189)
Due to affiliates                                 51,313     12,041
Accrued payroll and payroll taxes                  4,105    (44,553)
Deferred income                                   (1,500)   (77,000)

Net cash provided by (used in)
continuing operating activities                   88,544   (213,307)
Net cash provided by (used in)
discontinued operating activities                (88,000)   107,622

Net cash provided by (used in)
operating activities                                 544   (105,685)

Cash flows from investing activities
Note receivable                                    7,329     11,500
Advances to employees                                  -      7,796
Purchase of furniture and equipment              (70,434)   (25,824)

Net cash used in continuing
investing activities                             (63,105)    (6,528)
Net cash provided by discontinued
investing activities                                   -      5,817

Net cash used in investing activities            (63,105)      (711)

Cash flows from financing activities
Book overdraft                                    24,863          -
Principal payments on capital
lease obligations                                (39,863)         -
Purchase of treasury stock                       (43,899)         -
Sale of treasury stock                            43,899          -

Net cash used in continuing
financing activities                             (15,000)         -


The accompanying notes are an integral part of these financial statements.

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,



                                              1999        1998

Net decrease in cash and
 cash equivalents                           $(77,561)   $(106,396)

Cash and cash equivalents,
beginning of year                            104,998      211,394

Cash and cash equivalents,
end of year                                 $ 27,437    $ 104,998


Supplemental disclosures of
cash flow information

Interest paid                               $ 25,582    $    656

Taxes paid                                  $ 52,081    $      -


Supplemental schedule of non-cash investing and financing activities During the year ended December 31, 1999, the Company entered into capital lease obligations of $148,892 for the use of equipment.



The accompanying notes are an integral part of these financial statements.

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

On December 28, 1996, NW Venture Corp. ("NW Venture") acquired all of the outstanding stock of Cyberia, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of Cyberia, Inc. with Cyberia, Inc. as the acquirer (reverse acquisition). NW Venture subsequently changed its name to Cyberia Holdings, Inc. ("CHI") (see Note 2).

CHI designs Internet web sites, computer games, and software and sells its services to customers in the United States.

In August 1996, CHI entered into a joint venture to form Media Revolution, LLC. CHI owns 80% of this entity and has control of the day-to-day operations. The remaining 20% is owned by an unrelated stockholder. Media Revolution, LLC has been consolidated with CHI in the accompanying consolidated financial statements with the minority interest reflected as a separate component of the consolidated balance sheet.

Principles of Consolidation
The consolidated financial statements include the accounts of CHI and its subsidiary (collectively, the "Company"). All material intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 1999, cash and cash equivalents consisted of cash in banks and money market funds.

Furniture and Equipment
Furniture and equipment are stated at cost. The Company provides for depreciation and amortization using accelerated and straight-line methods over the estimated useful lives as follows:

Capital lease obligations     3 years
Furniture and fixtures        7 years
Computer equipment            3 years
Office equipment              7 years
Leasehold improvements        5 years

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of furniture and equipment are reflected in the statements of operations.

Earnings (Loss) Per Share
The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As such, basic and diluted earnings (loss) per share are the same.

Fair Value of Financial Instruments
The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

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

Income Taxes
The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Company has elected to use the cash method for reporting income taxes.

Comprehensive Income
The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any changes in equity from non-owner sources.

Recently Issued Accounting Pronouncements
In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

NOTE 2 - DISPOSAL OF OPERATIONS

Effective October 6, 1998, the Company's Board of Directors elected to shut down the Company's wholly owned subsidiary, Cyberia, Inc. All assets of Cyberia, Inc. were transferred to affiliates of the Company, except for $5,817 in net assets related to leasehold improvements. As a result, operations of Cyberia, Inc. through December 31, 1999 are reported as discontinued operations. The results from discontinued operations included total revenues of $1,433,866 and net income from operations of $129,012 for the year ended December 31, 1998. The disposal date was March 31, 1999.


NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment at December 31, 1999 consisted of the following:

Capital lease equipment          $179,545
Furniture and fixtures              9,292
Computer equipment                143,024
Office equipment                   20,584
Leasehold improvements             13,272

                                  365,717

Less accumulated depreciation
and amortization (including
$70,019 for capital leases)       137,772

Total                            $227,945


Depreciation and amortization expense was $71,115 and $20,729 for the years ended December 31, 1999 and 1998, respectively.

NOTE 4 - COMMITMENTS

The Company subleases facilities for its corporate and operations offices from a related party pursuant to a written agreement. The related party leases the office building from an unrelated third party, and the lease expires in February 2007.

Rent expense paid to related parties was $214,817 and $117,200 for the years ended December 31, 1999 and 1998, respectively.

Media Revolution, LLC entered into a sublease of capital lease equipment with a related party. The capital lease obligations are collateralized by the applicable equipment with an original cost of $179,545. The capital lease obligations are payable in monthly installments of $5,918, including interest ranging between 10% and 11% per annum.

The following is a schedule of payments under capital lease obligations:

Year Ending
December 31,

2000                               $ 62,677
2001                                 36,228
2002                                 24,152

                                    123,057
Less amount
representing interest                14,028

                                    109,029
Less current portion                 57,132

Long-term portion                   $51,897


NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 1997, the line of credit for the Company and all of the Company's affiliates was transferred to an affiliate, Media Ventures. All affiliates can draw on the line of credit, and the line of credit is collateralized by all assets of the Company and its affiliates. The line of credit bears interest at prime (8.5% at December 31, 1999). At December 31, 1999, $180,000 of the amount due to Media Ventures was for advances on the line of credit. In addition, the Company advanced Media Ventures $37,916, which was netted against the amount due to Media Ventures in the accompanying balance sheet. The net amount due as of December 31, 1999 was $142,084.

The Company paid $2,907 and $38,707 to Media Ventures, which has common ownership, for sound mixing and recording services for the years ended December 31, 1999 and 1998, respectively. The Company also paid Media Ventures $86,123 and $249,738 for related overhead costs for the years ended December 31, 1999 and 1998, respectively.

During the year ended December 31, 1999, the Company entered into an operating lease for office space with Mojo Records, LLC, which is under common ownership. Monthly rent relating to this lease is $19,900. Total rent expense under this lease for the year ended December 31, 1999 was $179,100.

During the years ended December 31, 1999 and 1998, the Company also subleased different office space from Mojo Records, LLC. Monthly rent relating to this lease was $4,366. The Company cancelled the lease in March 1999. The total rent expense under this lease for the years ended December 31, 1999 and 1998 was $17,217 and $52,100, respectively.

During the year ended December 31, 1998, the Company leased office space from 14th Street Grille, LLC, which is under common ownership. Monthly rent relating to this lease ranged from $1,000 to $9,000 due to an increase in the square footage rented. Total rent expense under this lease for the year ended December 31, 1998 was $65,100.

During the year ended December 31, 1999, the Company purchased 1,500,000 shares of treasury stock from a former officer of the Company for $70,000. These shares were reissued to the Company's President for the same consideration, of which $26,101 remained outstanding at December 31, 1999.

NOTE 6 - SALES

During the year ended December 31, 1999, the Company conducted business with one customer whose sales comprised 37% of net sales. During the year ended December 31, 1998, the Company conducted business with two customers whose sales comprised 36% and 13% of net sales.

NOTE 7 - INCOME TAXES

Significant components of the provision for (benefit from) taxes based on income (loss) for the years ended December 31, 1999 and 1998 were as follows:

                          1999          1998
Current
 Federal                $ 44,208     $    -
 State                    26,488        2,351

                          70,696        2,351
Deferred
 Federal                  39,334      (92,352)
 State                    10,047      (16,297)

                          49,381     (108,649)
Provision for
(benefit from)
income taxes            $120,077    $(106,298)

Significant components of the Company's deferred tax assets and liabilities for income taxes consisted of the following at December 31, 1999:

Deferred tax assets
Assets arising from conversion
 to cash basis tax payer           $12,053
Other                                6,267

Total deferred tax assets           18,320

Deferred tax liabilities
Depreciation and amortization
 of furniture and equipment          7,144

Net deferred tax asset              11,176
Less current deferred tax asset     18,320

Long-term deferred tax liability  $ (7,144)

As of December 31, 1999, the Company had approximately $6,000 in federal net operating loss carryforwards attributable to losses incurred due to operations of the Company that may be offset against future taxable income through the year 2014.

A reconciliation of the expected income tax computed using the federal statutory income rate to the Company's effective rate for the years ended December 31, 1999 and 1998 was as follows:

                                    1999      1998

Income tax computed
at federal statutory tax rate       34.0%     34.0%
State taxes,
net of federal benefit               6.0       6.0
Other                                0.6      (1.0)

Total                               40.6%     39.0%


NOTE 8 - YEAR 2000 ISSUE

The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to the Year 2000.

Based on the review of the computer systems, management believes all action necessary to prevent significant additional problems has been taken. While the Company has taken steps to communicate with outside suppliers, it cannot guarantee that they have all taken the necessary steps to prevent any service interruption that may affect the Company.