Form 10QSB
period 2000-03-31
CYBERIA HOLDINGS INC
filed 2000-05-22
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, DC 20549

                     FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended MARCH 31, 2000

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

    Common, $.0001 par value per share: 30,000,000
            outstanding as of May 1, 2000

           PART I - FINANCIAL INFORMATION

        CYBERIA HOLDINGS, INC. AND SUBSIDIARY


            Index to Financial Information
             Period Ended March 31, 2000
                    (Unaudited)


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

CYBERIA HOLDINGS, INC. AND SUBSIDIARY


CONSOLIDATED BALANCE SHEET

March 31, 2000



ASSETS



Current Assets

     Cash                          258,267
     Accounts receivable           374,153
     Advances to Employees/Other     3,538
     Due from Members               28,326
     Due from Affiliates            13,080
     Deferred tax asset             18,320
          Total current assets     695,685


Non-current assets

     Property, plant and
      equipment(net)               208,862
     Other assets                   44,544
          Total non-current assets 253,406


Total assets                       949,091


LIABILITIES & STOCKHOLDERS' EQUITY



Current liabilities

     Accounts payable and
     accrued expenses               45,683
     Due to affiliate                2,420
     Accrued payroll and
     payroll taxes                  62,175
     Income tax payable            158,282
          Capital Lease Payable
     - Current                      45,383

  Total current liabilities        313,943


Long term liabilities

     Capital Lease - Long Term      54,285
     Deferred income taxes
     - long term                     7,144
  Total long term liabilities       61,429


Minority Interest                  142,310


Stockholders' equity
     Common stock                    3,000
     Additional paid in capital      9,269
     Capital                            -0
     Retained earnings             196,677
     Net Income                    222,463
Total stockholders'
           equity                  431,409


Total liabilities
& stockholders' equity             949,091

CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS





                               FOR THE PERIODS
                           1/1/00         1/1/99
                           THROUGH        THROUGH
                           3/31/00        3/31/99


Sales                  $  1,101,443     $ 675,940

Cost of sales                85,137        71,913
General and
administrative expenses     617,411       355,817

     Total expenses         702,548       427,730

Net income
from operations             398,894       248,210

Other income (expense)
    Interest income           1,564           210
    Other Income                  -             -
    Gain/Loss on
    Sale of Securities            -             -
    Equity in Earnings
     of Med Rev                   -             -
   Interest expense          (5,460)       (4,791)
     Total other
     income (expense)        (3,896)       (4,581)

Income from
continuing operations
before taxes                394,998       243,629

Income taxes                130,981        75,462

Net income before
minority interest     $     264,017   $   168,167

Minority Interest            41,554         3,548

Net income                  222,463       164,619

CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS



                             FOR THE PERIODS
                            1/1/00         1/1/99
                            THROUGH        THROUGH
                            3/31/00        3/31/99
Operating Activities:

Net income            $     222,463    $     164,619
Adjustments to reconcile
net income to net cash
provided by
operating activities
   Depreciation and
   amortization              24,080            5,882
   Minority Interest         34,725            3,548
   Fixed Assets
    issued as compensation        -            2,766
 (Increase) decrease in:

   Accounts receivable      (24,312)        (502,356)
   Prepaid and
    other current assets      9,346           (1,119)
   Other assets              (1,596)          16,016
 Increase (decrease) in:

   Accounts payable and
    accrued expenses         (1,154)          17,473
   Book Overdraft           (24,863)          46,836
   Due to affiliates       (152,744)         154,405
   Accrued P/R & P/R taxes   37,136            5,508
   Income Tax Payable       130,181           75,363
   Deferred income           (1,500)          (1,500)


Net cash provided
by (for)operating activities
- continuing                251,762          (12,559)


Net cash provided
by (for) operating activities
- discontinued                 (811)         (84,204)


Investing Activities:

     Advances to Employees   (3,538)               -
     Due from Officer        (2,225)               -
     Long Term
      Lease Obligations       2,388                -
     Current Lease
      Obligations           (11,749)               -
     Purchase of
      computer equipment     (4,997)          (8,235)


Net cash provided
by (for) investing activities
- continued                 (20,121)          (8,235)


Net increase in cash        230,830         (104,998)


Cash, beginning of period    27,437          104,998


Cash, end of period    $    258,267      $         -

         CYBERIA HOLDINGS, INC. AND SUBSIDIARY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 2000
                     (UNAUDITED)

1.   Presentation of Interim Information

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

2.   Financial Statements

     The consolidated financial statements include the accounts of the Company and its subsidiary, Media Revolution. All significant intercompany balances, transactions and stockholdings have been eliminated.

3.   Furniture and Equipment

     Furniture and equipment at March 31, 2000 (unaudited) consisted of the following:

     Furniture and Fixtures        $   9,292
     Computer Equipment              148,021
     Office Equipment                 20,584
     Leasehold Improvements           13,272
     Capital Leases                  183,501
                                     374,670
     Less accumulated depreciation
     and amortization                165,808

     Total                          $208,862

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

     Results of Operations for the Three Months Ended March 31, 2000

     Net sales for the three month period ended March 31, 2000 were $1,101,443 as compared to $675,940 for the three month period ended March 31, 1999, an increase of $425,503 or 62%. This increase is primarily due to the Company's dedication of its resources to further support Media Revolution's efforts to, in management's opinion, differentiate itself in the Internet services marketplace. Additionally, the Company has continued its focus on its defined target sectors and in securing projects with a larger scope.

     Cost of sales was $85,137 for the three month period ended March 31, 2000 as compared to $71,913 for the three month period ended March 31, 1999, an increase of $13,224 or 18%. This increase is primarily due to the addition of staff members to support the increase in net sales. Additionally, a restructuring and a streamlining of the production process in the prior year has assisted in reducing production costs in proportion to net sales.

     General and administrative expenses were $617,411 for the three month period ended March 31, 2000 compared to $355,817 for the three month period ended March 31, 1999, an increase of $261,594 or 73%. The increase is primarily due to an increase in rent following the move of Media Revolution into a new location, the continued search for and hiring of new employees by Media Revolution, and increased employee benefits needed in order to remain competitive with other employers in the industry.

     Liquidity and Capital Resources

     At March 31, 2000, the Company had a working capital surplus of $381,742. The ratio of current assets to current liabilities was approximately 2.21 to 1 at March 31, 2000. At March 31, 2000, the Company had stockholders' equity of $431,409.

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

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 2000.

          None.

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CYBERIA HOLDINGS, INC.
                              (Registrant)


Dated: May 19, 2000           By:  /s/ Jay Rifkin
                                  Jay Rifkin, President



Dated: May 19, 2000           By:  /s/ Jay Rifkin
                                  Jay Rifkin, Principal
                                  Financial Officer