Form 10QSB
period 2000-06-30
CYBERIA HOLDINGS INC
filed 2000-08-14
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, DC 20549

                     FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2000

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

    Common, $.0001 par value per share: 30,000,000
            outstanding as of August 1, 2000

           PART I - FINANCIAL INFORMATION

        CYBERIA HOLDINGS, INC. AND SUBSIDIARY


            Index to Financial Information
             Period Ended June 30, 2000



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

CYBERIA HOLDINGS, INC. AND SUBSIDIARY


CONSOLIDATED BALANCE SHEET

June 30, 2000



ASSETS



Current Assets

     Cash                            $64,259
     Accounts receivable             326,892
     Advances to Employees/Other       6,639
     Due from Members                  1,949
     Due from Affiliates              28,326
     Deferred tax asset               18,320
          Total current assets       473,623


Non-current assets

     Property, plant and
      equipment(net)                 270,359
     Other assets                     47,395
          Total non-current assets   317,754


Total assets                        $791,376


LIABILITIES & STOCKHOLDERS' EQUITY



Current liabilities

     Accounts payable and
     accrued expenses                $57,324
     Deferred income                  94,369
     Due to affiliate                 60,844
     Due to others                     1,500
     Accrued payroll and
     payroll taxes                    82,891
     Income tax payable               28,197
          Capital Lease Payable
     - Current                        38,744

  Total current liabilities          363,870


Long term liabilities

     Capital Lease - Long Term       126,422
     Deferred income taxes
     - long term                       7,144
  Total long term liabilities        133,566


Minority Interest                    108,618


Stockholders' equity
     Common stock                      3,000
     Additional paid in capital        9,269
     Retained earnings               173,053
     Total stockholders'
           equity                    185,322


Total liabilities
& stockholders' equity             $ 791,376

CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS





                               FOR THE PERIODS
                            4/1/00         4/1/99
                           THROUGH        THROUGH
                           6/30/00        6/30/99


Sales                  $    404,921     $  866,724

Cost of sales                72,634         66,239
General and
administrative expenses     731,312        454,036

     Total expenses         803,946        520,275

Net income (loss)
from operations            (399,025)       346,449

Other income (expense)
    Interest income          2,377            407
    Other Income                  -             -
    Gain/Loss on
    Sale of Securities            -             -
    Equity in Earnings
     of Med Rev                   -             -
   Interest expense          (6,284)         (716)
     Total other
     income (expense)        (3,906)         (309)

Income (loss) from
before taxes               (402,931)       346,140

Income taxes               (123,995)        26,354

Net income (loss) before
minority interest         $(278,936)      $319,786


Minority Interest             7,865         77,876

Net income(loss)          $(286,802)      $241,910

Basic and diluted
Earnings per share         $  (.01)      $    .01

Basic and diluted
Weighted average shares
Outstanding             30,000,000     30,000,000

CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS





                               FOR THE PERIODS
                           1/1/00         1/1/99
                           THROUGH        THROUGH
                           6/30/00        6/30/99


Sales                  $  1,506,364     $1,542,664

Cost of sales               157,771        138,512
General and
administrative expenses   1,349,082        809,853

     Total expenses       1,506,854        948,005

Net income (loss)
from operations              (490)         594,659

Other income (expense)
    Interest income           3,941            617
    Other Income                  -             -
    Gain/Loss on
    Sale of Securities            -             -
    Equity in Earnings
     of Med Rev                   -             -
   Interest expense          (12,224)       (5,507)
     Total other
     income (expense)         (8,283)       (4,890)

Income (loss)
before taxes                  (8,773)      589,769

Income taxes                   6,986        81,424

Net income (loss) before
minority interest            (15,759)      487,953


Minority Interest              7,865        81,424

Net income (loss)      $     (23,624)    $ 406,529


Basic and diluted
Earnings per share    $            0    $      .01

Basic and diluted
Weighted average shares
Outstanding               30,000,000    30,000,000

CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS



                             FOR THE PERIODS
                            1/1/00         1/1/99
                            THROUGH        THROUGH
                            6/30/00        6/30/99
Operating Activities:

Net income (loss)        $  (23,624)     $   406,529
Adjustments to reconcile
net income to net cash
provided by
operating activities
   Depreciation and
   amortization              56,252            7,926
   Minority Interest          1,033           81,424
    (Increase) decrease in:

   Accounts receivable       22,949         (418,260)
   Prepaid and
    other current assets      9,346          (24,001)
   Work in process           (6,639)             0
   Other assets              (4,447)          (8,238)
 Increase (decrease) in:

   Accounts payable and
    accrued expenses         10,490            (611)
   Book Overdraft           (24,863)              0
   Due to affiliates       (108,208)          17,674
   Accrued P/R & P/R taxes   57,852            2,479
   Income Tax Payable            96          100,916
   Deferred income           92,869          (1,500)


Net cash provided by
operating activities
- continuing                 84,606          164,338


Net cash used in
operating activities
- discontinued                 (811)         (88,000)


Investing Activities:

     Advances to Employees   (1,949)               -
     Due from Officer        (2,225)               -
     Long Term
      Lease Obligations       74,525               -
     Current Lease
      Obligations           (18,388)               -
     Purchase of
      computer equipment    (98,666)          (29,828)


Net cash used in
investing activities        (46,703)          (29,828)


Net increase (decrease)
in cash                      37,092           (29,828)


Cash, beginning of period    27,437           104,998


Cash, end of period     $    64,529      $    151,508

         CYBERIA HOLDINGS, INC. AND SUBSIDIARY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    JUNE 30, 2000
                     (UNAUDITED)

1.   Presentation of Interim Information

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

2.   Financial Statements

     The consolidated financial statements include the accounts of the Company and its subsidiary, Media Revolution. All significant intercompany balances, transactions and stockholdings have been eliminated.

3.   Furniture and Equipment

     Furniture and equipment at June 30, 2000 (unaudited) consisted of the following:

     Furniture and Fixtures        $  16,702
     Computer Equipment              148,021
     Office Equipment                 20,584
     Leasehold Improvements           13,272
     Capital Leases                  269,760
                                     468,339
     Less accumulated depreciation
     and amortization                197,980

     Total                          $270,359

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

Results of Operations for the three months ended June 30, 2000

     Net sales for the three month period ended June 30, 2000 were $404,921 as compared to $866,724 for the three month period ended June 30, 1999 a decrease of $461,803 or 53%. This decrease is primarily due to the Company's change in its focus from the entertainment sector to new target sectors. These target sectors included start up companies and the "dot.com" sector. These sectors have both proven to be financially unstable, with two of the Company's clients during the quarter losing funding and being unable to complete their contracts. Additionally, the Company's focus on securing projects with a larger scope has slowed the sales process as projects with a larger scope have a longer pitch and closing time.

     Cost of sales was $72,634 for the three month period ended June 30, 2000 as compared to $66,239 for the three month period ended June 30, 1999, an increase of $6,395 or 10%. This increase is primarily due to an increase in staff and salaries required in order to retain employees.

     General and administrative expenses were $731,312 for the three month period ended June 30, 2000 compared to $454,036 for the three month period ended June 30,1999, an increase of $277,276 or 61%. The increase is primarily due to an increase in rent following the move of the subsidiary into a new location, the continued search for and hiring of new employees by the subsidiary and related employment placement fees incurred in connection with these new hires, and accounting, management and legal fees incurred as part of the restructuring of Media Revolution. Additionally, the Company incurred approximately $60,000 in marketing expenditures to begin a campaign which will extend into the third quarter.

     Results of Operations for the Six Months Ended June 30, 2000

     Net sales for the six month period ended June 30, 2000 were $1,506,364 as compared to $1,542,664 for the six month period ended June 30, 1999, a decrease of $36,300 or 2%. This decrease is primarily due to the Company's change in its focus from the entertainment sector to its previously defined target sectors. These target sectors included start up companies and the "dot.com" sector. These sectors have both proven to be financially unstable, with two of the Company's clients during the period closing funding and being unable to complete their contracts. Additionally, the Company's focus on securing projects with a larger scope has slowed the sales process as projects with a larger scope have a longer pitch and closing time.

     Cost of sales was $157,771 for the six month period ended June 30, 2000 as compared to $138,152 for the six month period ended June 30, 1999, an increase of $19,619 or 14%. This increase is primarily due to an increase in salaries and benefits needed in order to avoid employee turnover as the industry salaries and benefits are continually becoming more competitive.

     General and administrative expenses were $1,349,082 for the six month period ended June 30, 2000 compared to $809,853 for the six month period ended June 30, 1999, an increase of $539,229 or 67%. The increase is primarily due to an increase in rent following the move of Media Revolution into a new location, the continued search for and hiring of new employees by Media Revolution, and increased employee benefits needed in order to remain competitive with other employers in the industry.

     Liquidity and Capital Resources

     At June 30, 2000, the Company had a working capital surplus of $109,753. The ratio of current assets to current liabilities was approximately 1.30 to 1 at June 30, 2000. At June 30, 2000, the Company had stockholders' equity of $185,322.

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

Forward-Looking Statements

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

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 2000.

          None.

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CYBERIA HOLDINGS, INC.
                              (Registrant)


Dated: August 14, 2000           By:  /s/ Jay Rifkin
                                 Jay Rifkin, President



Dated: August 14, 2000           By:  /s/ Jay Rifkin
                                 Jay Rifkin, Principal
                                 Financial Officer