Form 10QSB/A
period 2000-06-30
CYBERIA HOLDINGS INC
filed 2000-09-11
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, DC 20549

                     FORM 10-QSB/A

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

CYBERIA HOLDINGS, INC. AND SUBSIDIARY


CONSOLIDATED BALANCE SHEET

June 30, 2000



ASSETS



Current Assets

     Cash                           $ 64,529
     Accounts receivable             326,892
     Advances to Employees/Other       6,639
     Work in Process                   1,949
     Due from Members                 28,326
     Due from Affiliates              26,968
     Deferred tax asset               18,320
          Total current assets       473,623


Non-current assets

     Property, plant and
      equipment(net)                270,359
     Other assets                    47,395
          Total non-current assets  317,754


Total assets                       $791,376


LIABILITIES & STOCKHOLDERS' EQUITY



Current liabilities

     Accounts payable and
     accrued expenses               $57,324
     Deferred income                 94,369
     Due to affiliate                60,844
     Due to others                    1,500
     Accrued payroll and
     payroll taxes                   82,891
     Income tax payable              28,197
          Capital Lease Payable
     - Current                       38,744

  Total current liabilities         363,870


Long term liabilities

     Capital Lease - Long Term      126,422
     Deferred income taxes
     - long term                      7,144
  Total long term liabilities       133,566


Minority Interest                   108,618


Stockholders' equity
     Common stock                     3,000
     Additional paid in capital       9,269
     Retained earnings              173,053
     Total stockholders'
           equity                   185,322


Total liabilities
& stockholders' equity            $ 791,376

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


                              CYBERIA HOLDINGS, INC.
                              (Registrant)


Dated: September 7, 2000           By:  /s/ Jay Rifkin
                                  Jay Rifkin, President



Dated: September 7, 2000           By:  /s/ Jay Rifkin
                                  Jay Rifkin, Principal
                                  Financial Officer