Form 10QSB
period 2000-09-30
CYBERIA HOLDINGS INC
filed 2000-11-20
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, DC 20549

                     FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2000

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

    Common, $.0001 par value per share: 30,000,000
            outstanding as of November 1, 2000




           PART I - FINANCIAL INFORMATION

        CYBERIA HOLDINGS, INC. AND SUBSIDIARY


            Index to Financial Information
             Period Ended September 30, 2000



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








CYBERIA HOLDINGS, INC. AND SUBSIDIARY


CONSOLIDATED BALANCE SHEET

September 30, 2000



ASSETS



Current Assets

     Accounts receivable                $414,923
     Work in process                       2,631
     Due from officer                     28,349
     Due from affiliates                  27,066
     Deferred tax asset                   18,320
          Total current assets           491,289


Non-current assets

     Property, plant and
      equipment(net)                     238,598
     Other assets                         47,308
          Total non-current assets       285,906


Total assets                            $777,195


LIABILITIES & STOCKHOLDERS' DEFICIENCY



Current liabilities

     Book overdraft                     $ 14,371
     Accounts payable and
     accrued expenses                    144,011
     Deferred income                     127,718
     Due to affiliate                    251,083
     Due to others                         1,500
     Accrued payroll and payroll taxes    89,715
     Income tax payable                   28,197
     Capital lease payable current        21,127

  Total current liabilities              677,722


Long term liabilities

     Capital lease - long term           126,422
     Deferred income taxes
     - long term                           7,144
  Total long term liabilities            133,566


Minority interest                         46,600


Stockholders' deficit
     Common stock                          3,000
     Additional paid in capital            9,269
     Accumulated deficit                 (92,962)
     Total stockholders' deficit         (80,693)


Total liabilities
& stockholders' deficit                $ 777,195



CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS





                                                   FOR THE PERIODS
                                               7/1/00         7/1/99
                                               THROUGH        THROUGH
                                               9/30/00        9/30/99


Sales                                     $    420,390     $  392,464

Cost of sales                                   88,575         71,701
General and administrative expenses            656,365        608,208

       Total expenses                          744,940        679,909

Net loss from operations                      (324,550)      (287,445)

Other income (expense)
    Interest income                                273            624
    Interest expense                            (6,411)            -

  Total other income(expense)                   (6,138)           624

Loss from before taxes                        (330,688)      (286,821)

Income taxes                                        21          8,719

Net loss from continuing operations           (330,709)      (295,540)

Discontinued operations

Loss from operations of discontinued subsidiary
(net of income taxes)                              -           (2,058)

Net loss before minority interest             (330,709)      (297,597)
Minority interest                              (62,018)        12,631

Net loss                                     $(268,691)     $(310,228)

Basic and diluted earnings per share           $  (.01)     $    (.01)

Weighted average common shares outstanding  30,000,000     30,000,000





CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS





                                             FOR THE PERIODS
                                          1/1/00         1/1/99
                                          THROUGH        THROUGH
                                          9/30/00        9/30/99


Sales                                  $  1,926,754     $1,935,128

Cost of sales                               246,221        209,772
General and administrative expenses       2,002,896      1,411,392

     Total expenses                       2,249,117      1,621,165

Net income (loss) from operations          (322,363)       313,963

Other income (expense)
    Interest income                           4,213          1,241
    Interest expense                        (18,635)       (13,603)
     Total other income (expense)           (14,422)       (12,362)

Income (loss) from continuing operations
before taxes                               (336,785)       301,601

Income taxes                                  7,007        110,536
Net income (loss)
from continued operations                  (343,792)       191,066

Discontinued operations

Loss from operations
of discontinued subsidiary
(net of income taxes)                             -           ( 58)

Net income (loss) before
minority interest                          (343,792)       191,008

Minority interest                           (54,153)        37,213

Net income (loss)                      $   (289,639)    $  153,795


Basic and diluted earnings per share      $    (.01)    $      .01

Weighted average common
shares outstanding                       30,000,000     30,000,000









CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    FOR THE PERIODS
                                                1/1/00          1/1/99
                                                THROUGH         THROUGH
                                                9/30/00         9/30/99
Operating Activities:

Net income (loss)                           $ (289,639)     $    153,795
Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                90,908            12,501
   Minority interest                           (60,985)           37,213

    (Increase) decrease in:

   Accounts receivable                         (65,082)         (311,674)
   Due from others                                   -           (10,806)
   Prepaid and other current assets              9,346                -
   Work in process                              (2,631)               -
   Other assets                                 (4,621)          (16,961)

 Increase (decrease) in:

   Accounts payable and
    accrued expenses                            97,175            43,176
   Book overdraft                              (10,492)               -
   Due to affiliates                            81,933           133,764
   Due to other                                  1,500                -
   Accrued payroll and payroll taxes            64,676              (478)
   Income tax payable                               96            59,540
   Deferred income                             126,218            (1,500)

Net cash provided by operating activities
- continuing                                    38,402            98,570

Net cash used in operating activities
- discontinued                                   (811)           (88,000)

Total net cash provided by
operating activities                           37,591             10,570

Investing Activities:
     Due from officer                          (2,248)                -
     Purchase of computer equipment           (11,467)           (53,570)
     Disposition of assets                          -             10,731


Net cash used in investing activities         (13,715)           (42,839)

Financing Activities:

     Payments on capital leases               (51,313)                 -

Net cash used in financing activities         (51,313)                 -


Net decrease in cash                          (27,437)          (32,269)


Cash, beginning of period                      27,437           104,998


Cash, end of period                      $          0      $     72,729

Cash paid for interest                   $     19,456      $     12,984

Cash paid for income taxes               $      6,809      $     50,996


Supplemental Schedule of Non-Cash Investing and Financing Activities:

     During the nine months ended September 30, 2000 the Company entered into a capital lease agreement for computer equipment valued at $86,259.




         CYBERIA HOLDINGS, INC. AND SUBSIDIARY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2000
                     (UNAUDITED)

1.   Presentation of Interim Information

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

2.   Financial Statements

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Media Revolution. All significant intercompany balances, transactions and stockholdings have been eliminated.

3.   Furniture and Equipment

     Furniture and equipment at September 30, 2000 (unaudited) consisted of the following:

     Furniture and fixtures        $  16,702
     Computer equipment              269,760
     Office equipment                 20,584
                                     460,383
     Less accumulated depreciation
     and amortization                221,785

     Total                          $238,598



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

     On October 6, 1998 a meeting of the Board of Directors and Officers was held in which it was decided to cease the operations of Cyberia as of December 31, 1998 to allow the Company to focus its resources on the growth and development of Media Revolution. All existing assets and liabilities at the close of operations on December 31, 1998 were transferred to Cyberia Holdings, Inc. as per the Certificate of Dissolution filed in the Office of the Secretary of State of California.

     RESULTS OF OPERATIONS FOR THE THREE MONTHS
     ENDED SEPTEMBER 30, 2000 vs. SEPTEMBER 30, 1999

                                                      FOR THE PERIODS
                                                    7/1/00         7/1/99
                                                   THROUGH        THROUGH
                                                   9/30/00        9/30/99


Sales                                         $    420,390     $  392,464
Cost of sales                                       88,575         71,701
General and administrative expenses                656,365        608,208

       Total expenses                              744,940        679,909

Net loss from operations                          (324,550)      (287,445)

Other income (expense)
    Interest income                                    273            624
    Interest expense                                (6,411)            -

  Total other income(expense)                       (6,138)           624

Loss from before taxes                            (330,688)      (286,821)

Income taxes                                            21          8,719

Net loss from continuing operations               (330,709)      (295,540)

Discontinued operations

Loss from operations of discontinued subsidiary
(net of income taxes)                                   -          (2,058)

Net loss before minority interest                 (330,709)      (297,597)
Minority interest                                  (62,018)        12,631

Net loss                                         $(268,691)     $(310,228)





   Net sales for the three month period ended September 30, 2000 were $420,390 as compared to $392,464 for the three month period ended September 30, 1999, an increase of $27,926 or 7%. This increase is primarily due to the change in the composition of the Company's client base. The Company has continued to focus on its new sectors and is beginning to see the results of the previously untapped revenue sources.

   Cost of sales was $88,575 for the three month period ended September 30, 2000 as compared to $71,701 for the three month period ended September 30, 1999, an increase of $16,874 or 24%. This increase is primarily due to an increase in staff and salaries required in order to retain employees. Additionally, the Company has implemented a new system for tracking project labor that has allowed the Company to more accurately record the labor cost dedicated to each project.

   General and administrative expenses were $656,365 for the three month period ended September 30, 2000 compared to $608,208 for the three month period ended September 30,1999, an increase of $48,157 or 8%. The increase is primarily due to an increase in administrative salaries due to the addition of non project related staffing. During the period Media Revolution hired an in-house Controller and Senior Account Planner whose salaries are not attributed to Cost of Sales.

   The addition of the Controller will allow Media Revolution to reduce the amount paid to a related third party for accounting services. At the same time the hiring of the Controller will increase the ability of Media Revolution to evaluate project profitability and other financial matters internally.

   The Senior Account Planner will allow Media Revolution to provide its clients the same services provided by larger advertising houses. The Account Planner will try to make certain the consumer's perspective is fully considered in any solutions Media Revolution proposes to a client. The Account Planner will continually conduct research to evaluate the Client's strategic and creative position in the marketplace, providing the Business Development, Client Relations and Creative departments with a better understanding of what the clients of Media Revolution want and need.

   Lastly, the Company entered into a capital lease for approximately $86,000 of computer equipment which led to an increase in depreciation expense.


   RESULTS OF OPERATIONS FOR THE NINE MONTHS
   ENDED SEPTEMBER 30, 2000 vs. SEPTEMBER 30, 1999

                                                  FOR THE PERIODS
                                               1/1/00         1/1/99
                                               THROUGH        THROUGH
                                               9/30/00        9/30/99


Sales                                       $  1,926,754     $1,935,128

Cost of sales                                    246,221        209,772
General and administrative expenses            2,002,896      1,411,392

     Total expenses                            2,249,117      1,621,165

Net income (loss) from operations               (322,363)       313,963

Other income (expense)
    Interest income                                4,213          1,241
    Interest expense                             (18,635)       (13,603)
     Total other income (expense)                (14,422)       (12,362)

Income (loss) from continuing operations
before taxes                                    (336,785)       301,601

Income taxes                                       7,007        110,536
Net income (loss) from continued operations     (343,792)       191,066

Discontinued operations

Loss from operations
of discontinued subsidiary (net of income taxes)      -            ( 58)

Net income (loss) before minority interest      (343,792)       191,008

Minority interest                                (54,153)        37,213

Net income (loss)                           $   (289,639)    $  153,795





   Net sales for the nine month period ended September 30, 2000 were $1,926,754 as compared to $1,935,128 for the nine month period ended September 30, 1999, a decrease of $8,374 or .04%. Although the Company has maintained a relatively constant figure for net sales, the composition of the client base has changed from entertainment-based clients to clients in the new target sectors, primarily start up companies and "dot.com" companies.

   Cost of sales was $246,221 for the nine month period ended September 30, 2000 as compared to $209,772 for the nine month period ended September 30, 1999, an increase of $36,449 or 17%. This increase is primarily due to an increase in salaries and benefits needed in order to avoid employee turnover as the industry's salaries and benefits are continually becoming more competitive. Additionally, the Company has implemented a new system for tracking project labor that has allowed the Company to more accurately record the labor cost dedicated to each project.


   General and administrative expenses were $2,002,896 for the nine month period ended September 30, 2000 compared to $1,411,392 for the nine month period ended September 30, 1999, an increase of $591,504 or 42%. The increase is primarily due to an increase in rent following the move of Media Revolution into a new location, increased employee benefits needed in order to remain competitive with other employers in the industry and the hiring of a Controller and Senior Account Planner by Media Revolution.

   Liquidity and Capital Resources

   At September 30, 2000, the Company had a working capital deficiency of $186,433. The ratio of current assets to current liabilities was approximately .72 to 1 at September 30, 2000. At September 30, 2000, the Company had a stockholders' deficiency of $80,693.

   To date, the Company has funded its activities principally from cash flows generated from operations. However, the Company anticipates cash flows from operating activities to be negative over the foreseeable future. It is expected that available cash and anticipated revenues from operations will be adequate to fund operations over the next three to four months. Consistent with its business strategy, the Company's financing plan involves near term financing. In the near term the Company has initiated discussions with a number of potential financing sources. However, no firm agreement or commitment to provide such financing exists at this time, and no assurances can be given with respect to the terms upon which such a financing will take place, if at all.

   Subsequent to the close of the period, the Subsidiary secured a convertible note for $100,000 from the father of the Company's President in order to meet its cash flow requirements until certain receivables can be collected. In the event that the Note is outstanding at February 1, 2001, the holder shall receive 1% of profits in a manner which is consistent with the Operating Agreement of the subsidiary. If at May 1, 2001, the principal balance of the Note remains unpaid, the holder is entitled to 1.5% of the profits in a manner which is consistent with the Operating Agreement.


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

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 2000.

          None.




                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CYBERIA HOLDINGS, INC.
                                   (Registrant)


Dated: November 20, 2000           By:  /s/ Jay Rifkin
                                   Jay Rifkin, President



Dated: November 20, 2000           By: /s/ Jay Rifkin
                                   Jay Rifkin, Principal
                                   Financial Officer