Form 10KSB
period 2000-12-31
CYBERIA HOLDINGS INC
filed 2001-04-17
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
                  Washington, DC  20549

                      FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended DECEMBER 31, 2000

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

State Issuer's revenues for its most recent fiscal year:
$2,414,419

As of March 15, 2001, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (435,000 shares) was approximately $54,375 (based upon the average bid and asked
prices of such stock on March 15, 2001).   The number of shares
outstanding of the Common Stock ($.0001 par value) of the Issuer as of the close of business on March 15, 2001 was 30,000,000.

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

     In October 1998, a meeting of the Board of Directors and Officers was held in which it was decided to cease the operations of Cyberia as of December 31, 1998 to allow the Company to focus its resources on the growth and development of Media Revolution, which is presently an Internet solutions developer for Fortune 1000 clients and Internet start-ups.. All existing assets and liabilities at the close of operations on December 31, 1998 were transferred to Cyberia Holdings, Inc. as per the Certificate of Dissolution filed in the Office of the Secretary of State of California.

     Unless the context otherwise requires, all references herein to the "Company" refer to Cyberia Holdings, Inc. and its consolidated subsidiary, Media Revolution.

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

     Media Revolution focuses on making its digital communications solutions an integral part of its clients' business strategies in order to promote long- term client relationships. Media Revolution uses project management teams with experience in consulting, creative, media, technology and production disciplines, led by experienced interactive producers, to provide it's integrated digital communication services. Media Revolution employs a collaborative approach between the internal team and the client to ensure that information is delivered and absorbed in ways that impact the experience and influence the desired user behavior. The Company handpicks the technologies that it believes will work best for the client and its target audience and works with high quality service providers in disciplines which complement the staff of the Company.

     Media Revolution has developed a process which it believes maximizes the return on investment for its clients. From strategic consulting to web development to ad banner development, the Company's overlying methodology applies to all aspects of the services it provides. The process includes the following phases:

1.    Research:
      We begin the process by researching and developing a comprehensive understanding of the clients' business goals.
2.    Design:
      We lay a solid foundation in the form of a meticulous information architecture and that explores colors and designs with purpose.
3.    Build:
      We create the site to the specifications determined in the design phase
4.    Deliver:
      We only deliver after a rigorous Quality Assurance Plan
5.    Maintain:
      We offer customized maintenance agreements as well as comprehensive support documents for product longevity and ease of use.

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

        For the years ended December 31, 2000 and 1999, the Company had net sales of approximately $2,414,000 and $2,627,000, respectively. During 2000 and 1999, the Company provided its services for approximately 47 and 50 projects, respectively. During the year ended December 31, 2000, the Company did not have any clients which represented 10% or more of the total net sales.

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

Risk Factors

        Our securities are highly speculative and involve a high degree of risk. Only investors who can afford the loss of their entire investment should make an investment in these securities. In addition to the factors set forth elsewhere in this Report, prospective investors should give careful consideration to the following risk factors in evaluating us and our business before purchasing our securities.

        There is a limited public market for our common stock. Persons who may own or intend to purchase shares of common stock in any market where the common stock may trade should consider the following risk factors, together with other information contained elsewhere in our reports, proxy statements and other available public information, as filed with the Commission, prior to purchasing shares of our common stock.

        Our ability to predict results or the effect of certain events on our operating results is inherently uncertain. Therefore, we are cautioning each reader of this report to carefully consider the following factors and certain other factors discussed herein and in other past filings with the Securities and Exchange Commission.

        Factors that could cause or contribute to the our actual results differing materially from those discussed herein and in any forward looking statement or for the price of our common stock to be affected adversely include but are not limited to:

THE COMPANY'S FUTURE CAPITAL NEEDS

        The Company's future capital requirements will depend upon many factors, including the Company's operating results and the status of competitive products. Additionally, the Company's general working capital needs will depend upon numerous factors, including the cost of increasing the Company's sales, marketing and manufacturing activities and the amount of revenues generated from operations. Although the Company believes it will obtain significant funding through 2001, there can be no assurance that the Company will be able to obtain adequate funding or that it will not require additional funding, or that any additional financing will be available to the Company on acceptable terms, if at all, to meet its capital demands through 2001/2002. If adequate funds are not available for operations, as required, the Company's results of operations will be materially adversely affected.

THE MARKET FOR THE COMPANY'S PRODUCTS IS HIGHLY COMPETITIVE

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

THE COMPANY IS DEPENDENT UPON KEY PERSONNEL

        The Company's future success will depend in significant part upon the continued service of certain key technical and senior management personnel, and the Company's ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing key managerial, technical or sales and marketing personnel or that it can attract, assimilate and retain such employees in the future. The loss of key personnel or the inability to hire, assimilate or retain qualified personnel in the future could have a material adverse effect upon the Company's results of operations. The Company does not have key-person life insurance on any of its employees.

THERE IS A RISK OF OWNING LOW PRICED STOCKS AND POSSIBLE
DIFFICULTY IN LIQUIDATING SHARES OF SUCH STOCK

        The Company's common stock is currently listed on the OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, the Company's securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth less than $5,000,000 ($2,000,000 if the company had been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and furnish quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that the Company remains subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because the Company's securities are subject to the "penny stock rules," investors will find it more difficult to dispose of these securities. Further for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult:

* to obtain accurate quotations,

* to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and

* to obtain capital.

Employees

     In order to maintain high levels of creativity and quality, Media Revolution places great importance on recruiting
and retaining talented employees.   As of December 31, 2000,
Media Revolution employed approximately 27 full-time employees. Media Revolution also hires temporary employees and contract service providers as necessary.

Item 2. Description of Property.

     The Company maintains its executive offices pursuant to a written agreement with Mojo Records, LLC, which is under common ownership. Such offices are located at 1531 14th Street, Santa Monica, California 90404. Rent expense was $238,800 and $196,317 for the years 2000 and 1999, respectively. This increase in rent is due to the Company's move during the second quarter of 1999 to a larger space at a higher rate. Additionally, the monthly rent includes such costs as utilities and maintenance, which were paid direct during the first three months of the prior year.

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


                                        Bid Prices
Period
                                      High        Low

Year Ended December 31, 2000:

Jan. 1, 2000 to March 31, 2000     $0.50          $0.125
April 1, 2000 to June 30, 2000     $0.875         $0.3125

July 1, 2000 to Sept. 30, 2000     $0.875         $0.25
Oct. 1, 2000 to Dec. 31, 2000      $0.25          $0.22

Year Ended December 31, 1999:

Jan. 1, 1999 to March 31, 1999     $0.375         $0.0625
April 1, 1999 to June 30, 1999     $0.625         $0.125
July 1, 1999 to Sept. 30, 1999     $0.25          $0.25
Oct. 1, 1999 to Dec. 31, 1999         No prices available

     (b)  Holders.

     As of March 15, 2001 there were approximately 25 record holders of the Company's Common Stock.

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

     In October 1998 a meeting of the Board of Directors and Officers was held in which it was decided to cease the operations of Cyberia, Inc. as of December 31, 1998 to allow the Company to focus its resources on the growth and development of Media Revolution. All existing assets and liabilities at the close of operations on December 31, 1998 were transferred to the Cyberia Holdings, Inc. as per the Certificate of Dissolution filed in the Office of the Secretary of State of California.

     Results of Operations

     Net sales for the year ended December 31, 2000 decreased to $2,414,000 as compared to net sales for the year ended December 31, 1999 of $2,627,000, a decrease of $213,000 or 8%.
This decrease is primarily due to the Company being affected by the slowing economy and the financial hardships of the "dot.com" sector. For the first time since the Company's inception, Media Revolution had to allow for bad debt which is a direct result of the deterioration of the "dot.com" sector. Management believes these adverse affects were contained and kept to a minimum.

      In 2000, Media Revolution continued to focus on the sectors in which it wanted to expand its clientele. These sectors included, but were not limited to, the entertainment industry, the automotive industry and advertising agencies. Media Revolution has been able to tap into each of these sectors and begin to establish a presence within the market place.

     Cost of sales was $345,000 for the year ended December
31, 2000 as compared to $260,000 for the year ended December 31, 1999, an increase of $85,000 or 33%. This increase is primarily due to an increase in production salaries and benefits needed in order to avoid employee turn over. Additionally, during 2000, the Company implemented a new system for tracking project labor that has allowed the Company to more accurately record the labor cost dedicated to each project.

     General and administrative expenses increased to $ 2,625,000 for the year ended December 31, 2000 compared to $2,051,000 for the year ended December 31, 1999, an increase of $ 574,000 or 28%. The increase is primarily due to an increase in administrative salaries due to the hiring of non-project related staff. During the third quarter of 2000, Media Revolution hired an in-house Controller and Senior Account Planner whose salaries are not attributable to Cost of Sales.

     The hiring of the Controller has increased the ability of Media Revolution to evaluate project profitability and other financial matters internally with greater internal financial reporting to the internal management teams. This improved internal financial reporting has allowed Media Revolution, in management's opinion, to operate with increased efficiency and a better understanding of the financial needs of the company.

     The Senior Account Planner has allowed Media Revolution to provide its clients the same services provided by larger advertising houses. The Account Planner is responsible for making certain that the consumer's perspective is fully considered in any solutions Media Revolution proposes to a client. It is the role of the Account Planner to continually conduct research to evaluate the Client's strategic and creative position in the marketplace, providing Business Development, Client Relations and the Creative department with a better understanding of what the clients of Media Revolution want and need.

     In addition to the increase in administrative staff, the Company experienced an increase in accounting fees due to the increased cost of conducting quarterly financial reviews as
required by the   Securities Exchange Commission.  Lastly, the
Company entered into a capital lease for approximately $86,000 of computer equipment, which led to an increase in depreciation expense.

     Liquidity and Capital Resources

     At December 31, 2000, the Company had a working capital deficit of $357,288. The ratio of current assets to current liabilities was approximately .55 to 1 at December 31, 2000. At December 31, 2000, the Company had stockholder's deficiency of $142,148.

     To date, the Company has funded its activities principally from cash flows generated from operations and a short-term loan of $100,000. As of March 31, 2001 the $100,000 short-term loan has been repaid. It is anticipated that the Company's continuing cash flows from operations will be sufficient to meet its cash and working capital requirements at least through 2001. If the Company were to require additional funding, there can be no assurance that the Company will be able to obtain adequate funding or that it will not require additional funding, or that any additional financing will be available to the Company on acceptable terms, if at all, to meet its capital demands through 2001/2002. If adequate funds are not available for operations, as required, the Company's results of operations will be materially adversely affected.

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

Item 7. Financial Statements.

      The information required by this item is set forth in the Company Consolidated Financial Statements and Notes thereto beginning at F-1 of this report.

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


                         Present Position         Has Served
Name           Age       and Offices              As Director Since


Jay Rifkin     45        President, Chief Executive    1997
                         Officer, Treasurer,
                         Chief Financial Officer
                         and Director

Hans Zimmer    43        Vice President, Secretary     1997
                         and Director

Martin Rifkin  39        Director                      1994

     JAY RIFKIN has been President, Chief Executive Officer, Treasurer and a Director of the Company since January 1997, and Chief Financial Officer since January 1999. Since 1989, Mr. Rifkin has been President of Mojo Music, Inc., which is a general partner of Media Ventures. Media Ventures is an entertainment cooperative in Santa Monica, California, which has been instrumental in the development of numerous musical careers. Additionally, Jay Rifkin is the President of Mojo Records, LLC which is an independent record label with several successful artists, including, the platinum selling Cherry Poppin' Daddies and the gold-selling Reel Big Fish and Goldfinger. Recently, Mr. Rifkin became involved in LaunchPointe, LLC, a venture development company focused on next generation broadband and wireless technologies, content and
services.    Mr. Rifkin is an award winning music producer and
engineer having received a Grammy Award as Producer for Best Children's Album and American Music Awards for Producer of Best Album and Best Soundtrack. In 1998, Disney's "The Lion King" premiered on Broadway, featuring two of Rifkin's songs from "Rhythm of the Pride lands" and receiving a Tony nomination for best music. Mr. Rifkin is the brother of Martin Rifkin.

     HANS ZIMMER has been Vice President, Secretary and a Director of the Company since January 1997. Mr. Zimmer has been President of Remote Control Productions, Inc., which is a general partner of Media Ventures since 1989. Mr. Zimmer is an award winning composer having received an Academy Award and Golden Globe for Best Original Score for "The Lion King". He also received a Grammy Award as Producer of Best Children's Album and Best Instrumental Arrangement with Accompanying Vocalist for "The Lion King". Mr. Zimmer also received Academy Award Nominations for Best Original Score for the films "Rainman", "As Good As it Gets","The Thin Red Line" and "Gladiator". He has composed the scores for numerous other major motion pictures including but not limited to "Black Rain", "Driving Miss Daisy", "Bird on a Wire", "Days of Thunder", "Pacific Heights", "Thelma & Louise", "Crimson Tide" "Nine Months", "Prince of Egypt", "El Dorado", "Gladiator" and "Mission Impossible II".

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

Item 10. Executive Compensation.

     The Company has no employment agreements with any of its executive officers. The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2000, 1999 and, 1998 of those persons who were, at December 31, 2000 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

               Summary Compensation Table

                    Annual
                    Compensation

Name and Principal  Fiscal
Position            Year        Salary    Bonus

Jay Rifkin,         2000        $0        $0
President and       1999        $0        $0
Chief Executive     1998        $0        $0
Officer

Hans Zimmer,        2000        $0        $0
Vice President and  1999        $0        $0
Secretary           1998        $0        $0



                    Long-Term
                    Compensation

                                 Restricted   Shares
Name and Principal  Fiscal       Stock        Underlying
Position            Year         Awards       Options

Jay Rifkin,         2000         0            0
President and       1999         0            0
Chief Executive     1998         0            0
Officer

Hans Zimmer,        2000         0            0
Vice President and  1999         0            0
Secretary           1998         0            0


     Since inception, no director has received any cash compensation for his services as such. In the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on behalf of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 2001, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; and (iii) directors and executive officers of the Company as a group:

                         Number              Percent
                         of Shares           of
Name and Address         Owned               Class

Jay Rifkin               13,500,000          45.0%
1531 14th Street
Santa Monica, CA 90404

Hans Zimmer              12,000,000          40.0%
1531 14th Street
Santa Monica, CA 90404

Martin Rifkin             3,970,000          13.2%
6350 N.E. Campus Drive
Vancouver, WA 98661

All Executive Officers   29,470,000          98.2%
and Directors as a Group

Item 12. Certain Relationships and Related Transactions.

     At December 31, 2000, the Company maintained a short-term convertible note to a related party. Interest at prime (9.5% at December 31, 2000), plus 2% is payable monthly, and the principal is due at maturity on May 1, 2001. For any amount not repaid by February 2, 2001, the holder has the right to convert the note and any unpaid interest at a price equal to 75% of the per share price of the first equity financing closed by the Company on or after February 1, 2001. In the event that the note is not converted in connection with the equity financing, it is to be repaid from the proceeds thereof at the election of the Company. The note was paid in full on February 1, 2001.

     The Company paid $0.00 and $2,907 to Media Ventures for sound mixing and recording services for the years ended December 31, 2000 and 1999, respectively. The Company paid to Media Ventures, a company operated by Jay Rifkin and Hans Zimmer, $75,227 and $86,123 for related overhead costs for the period ending December 31, 2000 and 1999 respectively.

     During the year ended December 31, 1997, the line of credit for the Company and all the Company's affiliates was transferred to an affiliate, Media Ventures. All affiliates can draw down on the line of credit, and the line of credit is collateralized by all assets of the Company and its affiliates. The line of credit bears interest at prime + 1% (8.5% at December 31, 2000). At December 31, 2000, $256,000 of the
amount due to Media Ventures was for advances on the line of credit.

     See Part I, Item 2 elsewhere herein for information on the facilities leased by the Company. Rent expense paid to related parties was $238,800 and $196,317 for the years ended
December 31, 2000 and 1999, respectively.

     The Company paid $174,537 and $118,067 to an affiliate, 14th Street Grille, LLC, for management services rendered and general and administrative expenses for the years ended December 31, 2000 and 1999, respectively. On December 31, 2000, accounts payable and accrued expenses included $9,345 payable to 14th Street Grille, LLC.

     During the year ended December 31, 1999, the Company purchased 1,500,000 shares of treasury stock from a former officer of the Company for $70,000. These shares were reissued to the Company's President for the same consideration, of which $26,125 remained outstanding at December 31, 2000.

Item 13.  Exhibits, List and Reports on Form 8-K.

     (a)  Exhibits.

     3.1  Registrant's certificate of incorporation(1)
     3.2  Registrant's certificate of amendment to its
          certificate of incorporation (filed January 13,
          1997)(3)
     3.3  Registrant's by-laws(1)
     4.1  Specimen certificate for common stock(1)
     10.1 Agreement and Plan of Tax Free Reorganization
          dated May 22, 1996 by and among NW Venture Corp.,
          Cyberia, Inc. ("Cyberia") and the shareholders of
          Cyberia(2)
     22.0 Cyberia Holdings, Inc., parent and subsidiary
          ___________________

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

                    Dated: April 16, 2001


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature           Title                    Date


/s/ Jay Rifkin      President, Chief         4/16/01
Jay Rifkin          Executive Officer,
                    Treasurer, Director
                    (Principal Executive
                    Officer and Principal
                    Financial Officer)


/s/ Hans Zimmer     Vice President           4/16/01
Hans Zimmer         Secretary, Director


/s/ Martin Rifkin   Director                 4/16/01
Martin Rifkin

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
CONTENTS
December 31, 2000



                                                Page

REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS                              F-2

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet              F-3 - F-4

     Consolidated Statements of Operations      F-5

     Consolidated Statements of
     Stockholders' Equity (Deficit)             F-6

     Consolidated Statements of Cash Flows   F-7 - F-8

     Notes to Consolidated
     Financial Statements                    F-9 - F-16

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Cyberia Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Cyberia Holdings, Inc. and subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberia Holdings, Inc. and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 1, 2001

                                           CYBERIA HOLDINGS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 2000

--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                  $ 205,596
   Accounts receivable, less allowance for doubtful accounts of $73,770         147,661
   Prepaid expenses and other assets                                              5,045
   Deferred tax asset                                                            47,800
   Due from affiliates                                                              941
   Due from stockholder/officer/employees                                        28,187
                                                                              ---------

      Total current assets                                                      435,230

FURNITURE AND EQUIPMENT, net                                                    210,800
DEFERRED TAX ASSET                                                               34,500
OTHER ASSETS                                                                     47,221
                                                                              ---------

         TOTAL ASSETS                                                         $ 727,751
                                                                              =========

   The accompanying notes are an integral part of these financial statements.

                                           CYBERIA HOLDINGS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 2000

--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Current portion of capital lease obligations                       $  61,833
   Accounts payable and accrued expenses                                211,525
   Income taxes payable                                                  15,751
   Due to affiliates                                                    256,081
   Accrued payroll and payroll taxes                                     58,548
   Deferred income                                                       88,780
   Convertible note payable to related party                            100,000
                                                                      ---------

      Total current liabilities                                         792,518

CAPITAL LEASE OBLIGATIONS, net of current portion                        65,381
                                                                      ---------

         Total liabilities                                              857,899
                                                                      ---------

COMMITMENTS

STOCKHOLDERS' DEFICIT
   Common stock, $0.0001 par value
      50,000,000 shares authorized
      30,000,000 shares issued and outstanding                            3,000
   Additional paid-in capital                                             9,269
   Accumulated deficit                                                 (142,417)
                                                                      ---------

         Total stockholders' deficit                                   (130,148)
                                                                      ---------

            TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $ 727,751
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                                           CYBERIA HOLDINGS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                FOR THE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------


                                                            2000            1999
                                                        ------------    ------------

NET SALES                                               $  2,414,419    $  2,626,834
                                                        ------------    ------------

EXPENSES
   Cost of sales                                             345,473         259,913
   General and administrative expenses                     2,625,306       2,051,010
                                                        ------------    ------------

      Total expenses                                       2,970,779       2,310,923
                                                        ------------    ------------

INCOME (LOSS) FROM OPERATIONS                               (556,360)        315,911
                                                        ------------    ------------

OTHER INCOME (EXPENSE)
   Interest income                                             4,490           1,863
   Income from minority interest                             107,585              --
   Interest expense                                          (30,703)        (25,582)
                                                        ------------    ------------

      Total other income (expense)                            81,372         (23,719)
                                                        ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM)
   INCOME TAXES AND MINORITY INTEREST                       (474,988)        292,192

PROVISION FOR (BENEFIT FROM) INCOME TAXES                   (135,894)        120,077
                                                        ------------    ------------

INCOME (LOSS) BEFORE MINORITY INTEREST                      (339,094)        172,115

MINORITY INTEREST                                                 --         (50,743)
                                                        ------------    ------------

NET INCOME (LOSS)                                       $   (339,094)   $    121,372
                                                        ============    ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE             $     (0.011)   $      0.004
                                                        ============    ============

BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING     30,000,000      30,000,000
                                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

                                           CYBERIA HOLDINGS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                FOR THE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------


                                                       Common Stock                     Additional
                                                 -----------------------    Treasury     Paid-in     Retained
                                                   Shares       Amount       Stock       Capital     Earnings       Total
                                                 ----------   ----------   ----------   ----------   ---------    ---------


BALANCE, DECEMBER 31, 1998                       30,000,000   $    3,000   $       --   $    9,269   $  75,305    $  87,574

PURCHASE OF 1,500,000 SHARES OF TREASURY STOCK                                 70,000                                70,000

SALE OF 1,500,000 SHARES OF TREASURY STOCK                                    (70,000)                              (70,000)

NET INCOME                                                                                             121,372      121,372
                                                 ----------   ----------   ----------   ----------   ---------    ---------

BALANCE, DECEMBER 31, 1999                       30,000,000        3,000           --        9,269     196,677      208,946

NET LOSS                                                                                              (339,094)    (339,094)
                                                 ----------   ----------   ----------   ----------   ---------    ---------

   BALANCE, DECEMBER 31, 2000                    30,000,000   $    3,000   $       --   $    9,269   $(142,417)   $(130,148)
                                                 ==========   ==========   ==========   ==========   =========    =========

   The accompanying notes are an integral part of these financial statements.

                                           CYBERIA HOLDINGS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------


                                                                   2000         1999
                                                                ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) from continuing operations                 $(339,094)   $ 121,372
   Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities
         Depreciation and amortization                            122,978       71,115
         Allowance for doubtful accounts                           73,770           --
         Minority interest                                       (107,585)      50,743
         Deferred income taxes                                    (71,124)      49,390
   (Increase) decrease in
      Accounts receivable                                         128,411     (173,368)
      Prepaid expenses and other assets                             4,301         (660)
      Due from stockholder/officer/employees                       (2,086)     (26,101)
      Other assets                                                 (4,621)     (20,995)
   Increase (decrease) in
      Accounts payable and accrued expenses                       164,689      (55,476)
      Income taxes payable                                        (12,350)      18,606
      Due to affiliates                                           113,056       51,313
      Accrued payroll and payroll taxes                            33,508        4,105
      Deferred income                                              87,280       (1,500)
                                                                ---------    ---------

Net cash provided by continuing operating activities              191,133       88,544
Net cash used in discontinued operating activities                   (811)     (88,000)
                                                                ---------    ---------

Net cash provided by operating activities                         190,322          544
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Note receivable                                                     --        7,329
   Purchase of furniture and equipment                            (15,652)     (70,434)
                                                                ---------    ---------

Net cash used in investing activities                             (15,652)     (63,105)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Book overdraft                                                 (24,863)      24,863
   Principal payments on capital lease obligations                (71,648)     (39,863)
   Proceeds from convertible note payable to related party        100,000           --
   Purchase of treasury stock                                          --      (43,899)
   Sale of treasury stock                                              --       43,899
                                                                ---------    ---------

Net cash provided by (used in) financing activities                 3,489      (15,000)
                                                                ---------    ---------

   The accompanying notes are an integral part of these financial statements.

                                           CYBERIA HOLDINGS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------


                                                             2000        1999
                                                          ---------   ---------

Net increase (decrease) in cash and cash equivalents      $ 178,159   $ (77,561)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 27,437     104,998
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                    $ 205,596   $  27,437
                                                          =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                          $  30,703   $  25,582
                                                          =========   =========

   TAXES PAID                                             $      --   $  52,081
                                                          =========   =========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the years ended December 31, 2000 and 1999, the Company entered into capital lease obligations for the use of equipment valued at $86,259 and $93,509, respectively.

   The accompanying notes are an integral part of these financial statements.

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000



NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

On December 28, 1996, NW Venture Corp. ("NW Venture") acquired all of the outstanding stock of Cyberia, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of Cyberia, Inc. with Cyberia, Inc. as the acquirer (reverse acquisition). NW Venture subsequently changed its name to Cyberia Holdings, Inc. ("CHI").

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of CHI and its subsidiary (collectively, the "Company"). All material intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2000, cash and cash equivalents consisted of cash in banks and money market funds.

Furniture and Equipment
Furniture and equipment are stated at cost. The Company provides for depreciation using accelerated and straight-line methods over the estimated useful lives as follows:

     Furniture and fixtures          7 years
     Computer equipment         3 to 5 years
     Office equipment                5 years

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of furniture and equipment are reflected in the statements of operations.

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share
The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company does not have any common stock equivalents.

Fair Value of Financial Instruments
The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Revenue Recognition
The Company recognizes revenue using the percentage of completion method.

Concentrations of Credit Risk
The Company sells its services throughout the United States and extends credit to its customers and performs ongoing credit evaluations of such customers. The Company evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.

For the year ended December 31, 2000, no customers accounted for more than 5% of the Company's product sales. One customer accounted for 37% of the Company's revenues for the year ended December 31, 1999. At December 31, 1999, the amount due from this customer amounted to 19% of accounts receivable.

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

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Pronouncements
In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has determined that application of SAB No. 101 will not have a material effect on the Company's revenue recognition and results of operations.

In March 2000, the Financial Accounting Standards Board
("FASB") issued FASB Interpretation No. 44, "Accounting for
Certain Transactions Involving Stock Compensation," (an
Interpretation of Accounting Principles Bulletin Opinion No. 25
("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options.
This statement is not applicable to the Company.

In June 2000, the FASB issued SFAS No. 138, "Accounting for
Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB
Statement No. 53 and Amendments to Statements No. 63, 89, and
121."  This statement is not applicable to the Company.

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements  (Continued)
In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement
No. 125."  This statement is not applicable to the Company.


NOTE 3 - DISPOSAL OF OPERATIONS

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


NOTE 4 - CASH AND CASH EQUIVALENTS

The Company maintains its cash balances at a bank located in Southern California. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2000, the Company had an uninsured cash balance of $159,593.


NOTE 5 - FURNITURE AND EQUIPMENT

Furniture and equipment at December 31, 2000 consisted of the following:

     Capital lease equipment       $  269,760
     Furniture and fixtures            16,702
     Computer equipment               157,522
     Office equipment                  20,584

                                      464,568
     Less accumulated depreciation
     (including $156,068
     for capital leases)              253,768

               Total                $ 210,800

Depreciation expense was $122,630 and $71,115 for the years ended December 31, 2000 and 1999, respectively.

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


NOTE 6 - COMMITMENTS

The Company subleases facilities for its corporate and operations offices from a related party on a month-to-month basis pursuant to a written agreement. The related party leases the office building from an unrelated third party, and the lease expires in February 2007.

Rent expense paid to related parties was $238,800 and $196,317 for the years ended December 31, 2000 and 1999, respectively.

During the year ended December 31, 1999, Media Revolution, LLC entered into a sublease of capital lease equipment with a related party. The capital lease obligations are collateralized by the applicable equipment with an original cost of $93,509. The capital lease obligations are payable in monthly installments of $3,019, including interest ranging between 10% and 11% per annum.

During the year ended December 31, 2000, Media Revolution, LLC entered into capital lease agreements for equipment valued at $86,259. The capital lease obligations are payable in monthly installments of $2,938.

The following is a schedule of payments under capital lease obligations:

      Year Ending
     December 31,

          2001         $ 71,484
          2002           53,370
          2003           16,553

                        141,407
     Less amount
       representing
       interest          14,193

                        127,214
     Less current
       portion           61,833

     Long-term portion $ 65,381

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


NOTE 7 - RELATED PARTY TRANSACTIONS

At December 31, 2000, the Company maintained a short-term convertible note to a related party. Interest at prime (9.5% at December 31, 2000), plus 2% is payable monthly, and the principal is due at maturity on May 1, 2001. For any amount not repaid by February 2, 2001, the holder has the right to convert the note and any unpaid interest at a price equal to 75% of the per share price of the first equity financing closed by the Company on or after February 1, 2001. In the event that the note is not converted in connection with the equity financing, it is to be repaid from the proceeds thereof at the election of the Company. The note was paid in full on February 1, 2001.

The line of credit for the Company and all of the Company's affiliates is available through an affiliate, Media Ventures. All affiliates can draw on the line of credit, and the line of credit is collateralized by all assets of the Company and its affiliates. The line of credit bears interest at prime (8.5% at December 31, 2000), plus 1%. At December 31, 2000, $256,000 of the amount due to Media Ventures was for advances on the line of credit.

The Company paid $0 and $2,907 to Media Ventures, which has common ownership, for sound mixing and recording services for the years ended December 31, 2000 and 1999, respectively. The Company also paid Media Ventures $2,335 and $86,123 for related overhead costs for the years ended December 31, 2000 and 1999, respectively.

The Company paid $174,537 and $118,067 to an affiliate, 14th Street Grille, LLC, for management services rendered and general and administrative expenses for the years ended December 31, 2000 and 1999, respectively. On December 31, 2000, accounts payable and accrued expenses included $9,345 payable to 14th Street Grille, LLC.

During the year ended December 31, 1999, the Company entered into an operating lease on a month-to-month basis for office space with Mojo Records, LLC, which is under common ownership. Monthly rent relating to this lease is $19,900. Total rent expense under this lease for the years ended December 31, 2000 and 1999 was $238,800 and $179,100, respectively.

During the year ended December 31, 1999, the Company also subleased different office space from Mojo Records, LLC. Monthly rent relating to this lease was $4,366. The Company cancelled the lease in March 1999. Total rent expense under this lease for the year ended December 31, 1999 was $17,217.

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

During the year ended December 31, 1999, the Company purchased
1,500,000 shares of treasury stock from a former officer of the Company for $70,000. These shares were reissued to the Company's President for the same consideration, of which $26,125 remained outstanding at December 31, 2000.


NOTE 8 - INCOME TAXES

Significant components of the provision for (benefit from) taxes based on income (loss) for the years ended December 31, 2000 and 1999 were as follows:

                  2000        1999
Current
  Federal    $ (71,580)  $   44,208
  State          6,811       26,488

               (64,769)      70,696
Deferred
  Federal      (55,090)      39,334
  State        (16,035)      10,047

               (71,125)      49,381

     Total   $(135,894)   $ 120,077

Significant components of the Company's deferred tax assets and liabilities for income taxes consisted of the following at December 31, 2000:

Deferred tax assets
  Assets arising from conversion
  to cash basis                     $    88,300

Deferred tax liabilities
  Depreciation of furniture
  and equipment                            (900)
  State taxes                            (5,100)

Net deferred tax asset                   82,300
Less current deferred tax asset          47,800

Long-term deferred tax asset         $   34,500

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


NOTE 8 - INCOME TAXES (Continued)

A reconciliation of the expected income tax computed using the federal statutory income rate to the Company's effective rate for the years ended December 31, 2000 and 1999 was as follows:

                                 2000       1999

Income tax computed at federal
 statutory tax rate              34.0%      34.0%
State taxes, net of
 federal benefit                  6.0        6.0
Under-accrual of prior year's
 deferred tax liabilities       (25.3)        -
Over-accrual of prior year's
current tax provision            15.8         -
Other                            (2.2)       0.6

          Total                  28.3%      40.6%

Exhibit 22.0


CYBERIA HOLDINGS, INC., PARENT AND SUBSIDIARY



Registrant:                   Cyberia Holdings, Inc.


Subsidiary, 80% of which
is owned by the Registrant:   Media Revolution, LLC