Form 10QSB
period 2001-03-31
CYBERIA HOLDINGS INC
filed 2001-05-21
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, DC 20549

                      FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended MARCH 31, 2001

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

     Common, $.0001 par value per share: 30,000,000
     outstanding as of May 1, 2001








PART I - FINANCIAL INFORMATION

CYBERIA HOLDINGS, INC. AND SUBSIDIARY


Index to Financial Information
Period Ended March 31, 2001



Item                               Page Herein

Item 1 -  Financial Statements:

Consolidated Balance Sheet                   3

Consolidated Statements of Operations        4

Consolidated Statements of Cash Flows        5

Notes to Condensed Consolidated
Financial Statements                         6


Item 2 -  Management's Discussion and
          Analysis or Plan of Operation      7




CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

March 31, 2001

ASSETS

Current Assets

     Cash                          291,231
     Accounts receivable,
      net of allowance for
      doubtful accounts
      of 73,700                    232,159
     Prepaid expenses               15,232
     Deferred tax asset             47,800
     Due from affiliates               780
        Total current assets       587,202

Non-current assets

     Property, plant and
      equipment(net)               180,261
     Deferred tax asset             34,500
     Other assets                   47,134
          Total non-current assets 261,895


Total assets                       849,097


LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable and
     accrued expenses              239,721
     Deferred income               445,437
     Due to affiliate              273,914
     Accrued payroll and
     payroll taxes                  40,258
     Income tax payable             15,751
     Capital Lease Payable
     - Current                      61,333

  Total current liabilities      1,076,415

Long term liabilities

     Capital Lease - Long Term      48,881

Total long term liabilities         48,881


Stockholders' deficit
     Common stock                    3,000
     Additional paid in capital      9,269
     Capital                             -
     Accumulated deficit          (142,417)
     Net loss                     (146,050)
Total stockholders'
           deficit                (276,198)

Total liabilities
& stockholders' deficit            849,097



CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS






                               FOR THE PERIODS
                           1/1/01         1/1/00
                           THROUGH        THROUGH
                           3/31/01        3/31/00


Sales                   $   610,430     $ 1,101,443

Cost of sales               257,996          85,137
General and
administrative expenses     494,250         617,411

     Total expenses         752,246         702,548

Net(loss)income
from operations            (141,816)        398,894

Other income (expense)
    Interest income          18,955           1,564
    Other Income                  -               -
    Gain/Loss on
    Sale of Securities            -               -
    Equity in Earnings
     of Med Rev                   -               -
   Interest expense         (28,473)         (5,460)
     Total other
     income (expense)        (9,518)         (3,896)

(Loss) Income from
continuing operations
before taxes               (151,334)        394,998

(Benefit from) provision
 for income taxes            (5,284)        130,981

Net(loss) income before
minority interest     $    (146,050)     $  264,017

Minority Interest                 -          41,554

Net(loss)income            (146,050)        222,463

Basic and diluted (loss)
 earnings per share           (.005)           .007

Weighted average common
 Shares outstanding      30,000,000      30,000,000



CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                             FOR THE PERIODS
                            1/1/01         1/1/00
                            THROUGH        THROUGH
                            3/31/01        3/31/00
Operating Activities:
Net income               $  (146,050)     $  222,463
Adjustments to reconcile
net income to net cash
provided by
operating activities
   Depreciation and
   amortization              32,058           24,080
   Minority interest              -           34,725
(Increase) decrease in:
   Accounts receivable      (84,498)         (24,312)
   Prepaid and
    other current assets    (10,187)           9,346
   Due from officer          28,187               -
   Other assets                 248           (1,596)
 Increase (decrease) in:
   Accounts payable and
    accrued expenses         28,196           (1,154)
   Book overdraft                 -          (24,863)
   Due to affiliates         17,833         (152,744)
   Accrued payroll          (18,290)          37,136
   Income tax payable             -          130,181
   Deferred income          356,657           (1,500)

Net cash provided
by (for)operating activities
- continuing                204,154          251,762

Net cash provided
by (for) operating activities
- discontinued                    -             (811)

Investing Activities:

     Purchase of assets      (1,519)              -
     Advances to Employees        -           (3,538)
     Due from Officer             -           (2,225)
     Long Term
      Lease Obligations           -            2,388
     Current Lease
      Obligations                 -          (11,749)
     Purchase of
      computer equipment          -           (4,997)

Net cash provided
by (for) investing activities (1,519)        (20,121)

Financing Activities:
     Capital lease
      payments               (17,000)             -
     Notes and loan
      Payable               (100,000)             -

Net cash provided
by (for) financing activities
- continued                 (117,000)             -

Net increase in cash          85,635          230,830

Cash, beginning of period    205,596           27,437

Cash, end of period     $    291,231       $  258,267




CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)

1.   Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.        Financial Statements

The consolidated financial statements include the accounts of the Company and its subsidiary, Media Revolution. All significant intercompany balances, transactions and stockholdings have been eliminated.

3.        Furniture and Equipment

Furniture and equipment at March 31, 2001 (unaudited) consisted of the following:


          Furniture and fixtures         $     16,702
          Computer equipment                  428,802
          Office equipment                     20,584

                                              466,088

           Less accumulated depreciation
           and amortization                   285,827

     Total                                   $180,261

Depreciation expense was $32,058 and $24,080 for the quarters ended March 31, 2001 and 2000, respectively.





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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001
vs. MARCH 31, 2000

Net sales for the three month period ended March 31, 2001 were $610,430 as compared to $1,101,443 for the three month period ended March 31, 2000, a decrease of $491,013 or 45%. The decrease is attributable to an increase of deferred income of $356,657, the majority of which is expected to be recognized in the second quarter of 2001. The net sales reported are consistent with the annualized net sales for year 2000. The composition of the client base includes entertainment-based clients and clients in new target sectors, primarily start up companies and "dot.com" companies.

Cost of sales was $257,996 for the three month period ended March 31, 2001 as compared to $85,137 for the three month period ended March 31, 2000, an increase of $172,859 or 203%. This increase is due to in part to an increase in salaries and benefits needed in order to avoid employee turnover as the industry's salaries and benefits are continually becoming more competitive. Additionally, the Company implemented a new system for tracking project labor that has allowed the Company to more accurately record the labor cost dedicated to each project. The result of the new system allocates more labor to cost of sales and less to general and administrative expenses.

General and administrative expenses were $494,250 for the three month period ended March 31, 2001 compared to $617,411 for the three month period ended March 31, 2000, a decrease of $123,128 or 20%. The decrease in expenses is due to the new system utilized for tracking project labor, which has allowed the Company to more accurately record the labor cost dedicated to each project. The result of the new system allocates more labor to cost of sales and less to general and administrative expenses. Expenses incurred include increases in rent following the move of Media Revolution into a new location, increased employee benefits needed in order to remain competitive with other employers in the industry and the hiring of a Controller and Senior Account Planner by Media Revolution.

Liquidity and Capital Resources

At March 31, 2001, the Company had a working capital deficiency of $489,213. The ratio of current assets to current liabilities was approximately .55 to 1 at March 31, 2001. At March 31, 2001, the Company had a stockholders' deficiency of $276,199. To date, the Company has funded its activities principally from cash flows generated from operations. However, the Company anticipates cash flows from operating activities to be negative over the foreseeable future. The Company's financing plan involves near term financing. The Company had an outstanding line of credit amount of $60,000 at March 31, 2001.

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

               (b)  Reports on Form 8-K.

               Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 2001.

               None.




SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CYBERIA HOLDINGS, INC.
                         (Registrant)


Dated: May 21, 2001      /s/Jay Rifkin
                         By:Jay Rifkin, President



Dated: May 21, 2001      /s/Jay Rifkin
                         By:Jay Rifkin, Principal Financial
                         Officer