Form 10QSB/A
period 2001-03-31
CYBERIA HOLDINGS INC
filed 2001-08-20
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A
[Amendment No. 1]

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








PART I - FINANCIAL INFORMATION

CYBERIA HOLDINGS, INC. AND SUBSIDIARY


Index to Financial Information
Period Ended March 31, 2001



Item                                    Page Herein

Item 1 -  Financial Statements:

Consolidated Balance Sheet                   3

Consolidated Statements of Operations        4

Consolidated Statements of Cash Flows        5

Notes to Condensed Consolidated
Financial Statements                         6

Item 2 -  Management's Discussion
          and Analysis                       7






CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

March 31, 2001

ASSETS

Current Assets

     Cash                          291,231
     Accounts receivable           232,159
     Prepaid expenses               15,232
     Deferred tax asset             47,800
     Due from affiliates               780
      Total current assets         587,202

Non-current assets

     Property, plant and
      equipment(net)               180,261
     Deferred tax asset             34,500
     Other assets                   47,134
      Total non-current assets     261,895


Total assets                       849,097


LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable and
     accrued expenses              239,721
     Deferred income               445,437
     Due to affiliate              273,914
     Accrued payroll and
     payroll taxes                  40,258
     Income tax payable             15,751
     Capital Lease Payable
     - Current                      61,333

  Total current liabilities      1,076,414

Long term liabilities

     Capital Lease - Long Term      48,881

Total long term liabilities         48,881


Stockholders' deficit
     Common stock                    3,000
     Additional paid in capital      9,269
     Capital                            -
     Accumulated deficit          (142,417)
     Net loss                     (146,050)
Total stockholders'
           deficit                (276,198)

Total liabilities
& stockholders' deficit            849,097







CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS


                                 THREE MONTHS ENDED
                                       MARCH 31,
                                  2001           2000

Sales                      $    610,430   $    1,101,443

Cost of sales                   620,325          201,657
General and
administrative expenses         126,637          500,892

     Total expenses             746,962          702,549

operations before taxes        (146,050)         394,998

Benefit from (Provision for)
income taxes                         -           130,981

Net loss from operations       (136,532)         398,894

Other income (expense)
     Interest income             18,955            1,564
     Interest (expense)         (28,473)          (5,460)
     Total other (expense)       (9,518)          (3,896)

(Loss) Income from continuing
Net (loss) income before
minority interest           $  (146,050)    $    264,017

Minority interest                    -           (41,554)

Net (loss) income          $   (146,050)    $    222,463

Basic and diluted loss
 per share                 $      (.005)    $       .007

Weighted average common
 Shares outstanding          30,000,000       30,000,000




CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                       THREE MONTHS ENDED
                                             MARCH 31,
                                         2001          2000
Operating Activities:
     Net loss                    $    (146,050) $    222,463
     Adjustments to reconcile
     net income to net cash
     provided by operating
     activities
     Depreciation and
     amortization                       32,058        24,080
     Minority interest                      -         34,725
     (Increase) decrease in:
     Accounts receivable               (84,498)      (24,312)
     Prepaid and
     other current assets              (10,187)        5,808
     Due from officer                   28,187        (2,225)
     Other assets                          248        (1,596)
     Increase (decrease) in:
     Accounts payable and
     accrued expenses                   28,196        (1,154)
     Book overdraft                         -        (24,863)
     Due to affiliates                  17,833      (152,744)
     Accrued payroll                   (18,290)       37,136
     Income tax payable                     -        130,181
     Deferred income                   356,657        (1,500)

Net cash provided (for) by
     Operating activities
     - continuing                      204,154       245,999

Net cash provided (for)
     Operating activities
     - discontinued                         -           (811)

Investing Activities:

     Lease Obligations                      -         (9,361)
     Purchase of equipment              (1,519)       (4,997)

Net cash provided by (for)
     investing activities               (1,519)      (14,358)

Financing Activities:
     Capital lease payments            (17,000)           -
     Notes and loan payable           (100,000)           -

Net cash provided (for)
     Financing activities             (117,000)           -

Net increase in cash                    85,635       230,830

Cash, beginning of period              205,596        27,437

Cash, end of period               $    291,231   $   258,267




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


3.     Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation. For the three months ended March 31, 2000, the Company has reclassified non-salary expenses of $116,520 to Cost of Sales from General and Administrative Expenses based on total direct labor hours at a rate of $40 per hour to form a direct cost overhead charge. The overhead rate is an estimate of non-salary expenses over employee hours.

4.     Furniture and Equipment

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

Cost of sales was $620,325 for the three month period ended March 31, 2001 as compared to $201,657 for the three month period ended March 31, 2000, an increase of $418,668 or 208%. This increase is due to the implementation of a system for tracking direct labor that has allowed the Company to more accurately record the labor cost dedicated to each project. The result of the new system allocates more labor to cost of sales and less to general and administrative expenses.

General and administrative expenses were $126,637 for the three month period ended March 31, 2001 compared to $500,892 for the three month period ended March 31, 2000, a decrease of $374,255 or 75%. The decrease in expenses is due in part to the new system utilized for tracking direct labor, which has allowed the Company to more accurately record the labor cost dedicated to each project. The result of the new system allocates more labor to cost of sales and less to general and administrative expenses. Cost reductions in payroll and payroll-related expenses and marketing expenses also contribute to the reduction in general and administrative expenses.

The Company instituted a new reporting procedure to present a more reasonable presentation of Cost of Sales, by reclassifying non-salary expenses to Cost of Sales from General and Administrative Expenses. The allocation of non-salary expenses to direct costs is based on total direct labor hours at a rate of $40 per hour to form a direct cost overhead charge. The overhead rate is an estimate of non-salary expenses over employee hours. For presentation purposes, the year 2000 comparative Cost of Sales and General and Administrative Expenses have been adjusted to reflect the overhead allocation based on direct labor hours captured for the comparative period at the same overhead rate as is used for year 2001.

Liquidity and Capital Resources

At March 31, 2001, the Company had a working capital deficiency of $489,212. The ratio of current assets to current liabilities was approximately .55 to 1 at March 31, 2001. At March 31, 2001, the Company had a stockholders' deficiency of $276,198. To date, the Company has funded its activities principally from cash flows generated from operations. However, the Company anticipates cash flows from operating activities to be negative over the foreseeable future. The Company's financing plan involves near term financing. The Company had an outstanding line of credit amount of $60,000 at March 31, 2001.

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


                               CYBERIA HOLDINGS, INC.
                               (Registrant)


Dated: August 20, 2001         By: /s/ Jay Rifkin
                               Jay Rifkin, President



Dated: August 20, 2001         By: /s/ Jay Rifkin
                               Jay Rifkin,
                               Principal Financial Officer