Form 10QSB
period 2001-06-30
CYBERIA HOLDINGS INC
filed 2001-08-20
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001

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

Common, $.0001 par value per share: 30,000,000
outstanding as of August 1, 2001








PART I - FINANCIAL INFORMATION

CYBERIA HOLDINGS, INC. AND SUBSIDIARY


Index to Financial Information
Period Ended June 30, 2001



Item                                    Page Herein

Item 1 -  Financial Statements:

Consolidated Balance Sheet                   3

Consolidated Statements of Operations        4

Consolidated Statements of Cash Flows        5

Notes to Condensed
Consolidated Financial Statements            6

Item 2 -  Management's Discussion
          and Analysis                       7





CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30, 2001

ASSETS

Current Assets

   Cash                                  $    21,605
   Accounts receivable, less allowance
   for doubtful accounts of $84,600          410,908
   Work in process                            99,982
   Prepaid expenses                           28,591
   Deferred tax asset                         47,800
   Due from affiliates                           780
   Total Current Assets                      609,666

Non-Current Assets

   Property, plant and equipment(net)        166,152
   Deferred tax asset                         34,500
   Other assets                               53,464
   Total Non-Current Assets                  254,116


Total Assets                            $    863,782


LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

   Book overdraft                       $     45,831
   Accounts payable and accrued expenses     259,183
   Deferred income                           431,745
   Due to affiliate                          331,081
   Accrued payroll and payroll taxes          31,499
   Capital lease payable - current            60,170

Total Current Liabilities                  1,159,509

Long Term Liabilities

   Capital lease payable - long term          35,419

Total Long Term Liabilities                   35,419


Stockholders' Deficit
   Common stock                                3,000
   Additional paid in capital                  9,269
   Capital                                       -
   Accumulated deficit                      (343,415)
Total Stockholders' Deficit                 (331,146)

Total Liabilities
& Stockholders' Deficit                  $   863,782






CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS


                         THREE MONTHS ENDED      SIX MONTHS ENDED
                              JUNE 30,              JUNE 30,
                         2001        2000        2001        2000


Sales                 $569,934     $404,921  $1,180,364   $1,506,364

Cost of sales          291,130      166,064     911,455      367,721
General and
administrative
expenses               325,007      638,241     451,644    1,139,132

Total expenses         616,137      804,305   1,363,099    1,506,853

Net loss
from operations        (46,203)    (399,384)   (182,735)        (489)

Other income (expense)
Interest income            249        2,377      19,204        3,941
Interest (expense)      (8,994)      (6,764)    (37,467)     (12,224)
Total other (expense)   (8,745)      (4,387)    (18,263)      (8,283)

Loss from operations
before taxes and
minority interest      (54,948)    (403,771)   (200,998)      (8,772)

Benefit from (Provision for)
income taxes                -       123,995          -        (6,986)


Net loss before
minority interest      (54,948)    (279,776)   (200,998)     (15,758)

Minority interest           -       (33,689)         -         7,865

Net loss           $   (54,948)   $(246,087)  $(200,998)    $(23,623)

Basic and
diluted loss
per share $              (.002)   $   (.008)  $   (.007)    $  (.001)

Weighted average common
Shares outstanding   30,000,000  30,000,000  30,000,000   30,000,000






CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            SIX MONTHS ENDED
                                                JUNE 30,
                                            2001        2000
Operating Activities:

  Net loss from continuing operations $ (200,998) $ (23,623) Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization             46,167     56,252
  Minority interest                            -        1,033
  (Increase) decrease in:
  Accounts receivable                     (263,247)    22,949
  Work in process                          (94,937)    (6,639)
  Prepaid and other current assets         (26,505)     7,397
  Due from officer                          26,101     (2,225)
  Other assets                              (6,243)    (4,447)
  Increase (decrease) in:
  Accounts payable and
  accrued expenses                          47,658     11,989
  Book overdraft                            45,831    (24,863)
  Due to affiliates                         75,161   (108,208)
  Accrued payroll                          (27,049)    57,852
  Income tax payable                       (15,751)        96
  Deferred income                          342,965     92,869

Net cash provided by (used in)
Operating activities - continuing          (50,847)    80,432

Net cash provided by (used in)
Operating activities - discontinued             -        (811)

Investing Activities:

Purchase of equipment                       (1,519)    (8,830)

Net cash provided by (used in)
investing activities                        (1,519)    (8,830)

Financing Activities:
  Capital lease payments                   (31,625)   (33,699)
  Notes and loan payable                  (100,000)        -

Net cash provided (used in)
Financing activities                      (131,625)   (33,699)

Net increase (decrease) in cash           (183,991)    37,092

Cash, beginning of period                  205,596     27,437

Cash, end of period                    $    21,605   $ 64,529





CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(UNAUDITED)

1.     Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.      Financial Statements

The consolidated financial statements include the accounts of the Company and its subsidiary, Media Revolution. All significant intercompany balances, transactions and stockholdings have been eliminated.

3.      Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation. For the three months ended June 30, 2000, the Company has reclassified non-salary expenses of $295,087 to Cost of Sales from General and Administrative Expenses based on total direct labor hours at a rate of $40 per hour to form a direct cost overhead charge. The overhead rate is an estimate of non-salary expenses over employee hours.

4.      Furniture and Equipment

Furniture and equipment at June 30, 2001 (unaudited) consisted of the following:

Furniture and fixtures         $    24,073
Computer equipment                 421,430
Office equipment                    20,584
                                   466,087

Less accumulated depreciation
and amortization                   299,935

Total                         $    166,152

Depreciation expense was $45,831 and $56,252 for the six months ended June 30, 2001 and 2000, respectively.



Item 2.   Management's Discussion and Analysis

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001
vs. JUNE 30, 2000

Net sales for the three month period ended June 30, 2001 were $569,934 as compared to $404,921 for the three month period ended June 30, 2000, an increase of $165,013 or 41%. The increase is attributable to a quarterly decrease of deferred income of $13,692 for the three months ended June 30, 2001, versus an increase in deferred income of $87,225 for the three months ended June 30, 2000.

Cost of sales was $291,130 for the three month period ended June 30, 2001 as compared to $166,064 for the three month period ended June 30, 2000, an increase of $125,066 or 75%. This increase is due to the implementation of a system for tracking direct labor that has allowed the Company to more accurately record the labor cost dedicated to each project. The result of the new system allocates more labor to cost of sales and less to general and administrative expenses.

General and administrative expenses were $325,007 for the three month period ended June 30, 2001 compared to $638,241 for the three month period ended June 30, 2000, a decrease of $313,234 or 49%. The decrease in expenses is due in part to the new system utilized for tracking direct labor, which has allowed the Company to more accurately record the labor cost dedicated to each project. The result of the new system allocates more labor to cost of sales and less to general and administrative expenses. Cost reductions in payroll and payroll-related expenses and marketing expenses also contribute to the reduction in general and administrative expenses.

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


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001
vs. JUNE 30, 2000

Net sales for the six month period ended June 30, 2001 were $1,180,364 as compared to $1,506,364 for the six month period ended June 30, 2000, a decrease of $326,000 or 22%. The decrease is attributable to an increase of deferred income of $342,965, the majority of which is expected to be recognized in the third quarter of 2001. The net sales reported are consistent with the annualized net sales for year 2000. The composition of the client base includes entertainment-based clients and clients in new target sectors, primarily start up companies and "dot.com" companies.

Cost of sales was $911,455 for the six month period ended June 30, 2001 as compared to $367,721 for the six month period ended June 30, 2000, an increase of $543,734 or 148%. This increase is due to the implementation of a system for tracking direct labor that has allowed the Company to more accurately record the labor cost dedicated to each project. The result of the new system allocates more labor to cost of sales and less to general and administrative expenses.

General and administrative expenses were $451,644 for the six month period ended June 30, 2001 compared to $1,139,132 for the six month period ended June 30, 2000, a decrease of $687,488 or 60%. The decrease in expenses is due in part to the new system utilized for tracking direct labor, which has allowed the Company to more accurately record the labor cost dedicated to each project. The result of the new system allocates more labor to cost of sales and less to general and administrative expenses. Cost reductions in payroll and payroll-related expenses and marketing expenses also contribute to the reduction in general and administrative expenses.

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

Liquidity and Capital Resources

At June 30, 2001, the Company had a working capital deficiency of $549,843. The ratio of current assets to current liabilities was approximately .53 to 1 at June 30, 2001. At June 30, 2001, the Company had a stockholders' deficiency of $331,146. To date, the Company has funded its activities principally from cash flows generated from operations. The Company has had to supplement its operational cash flow with near term financing. The Company had an outstanding line of credit amount of $331,000 at June 30, 2001. The Company is currently negotiating with major shareholders about the possibility of making additional capital investments, should the need for funding arise.

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

               (b)  Reports on Form 8-K.

               Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 2001.

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