Form 10QSB
period 2001-09-30
CYBERIA HOLDINGS INC
filed 2001-11-19
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2001

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

Common, $.0001 par value per share: 30,000,000
outstanding as of October 31, 2001






PART I - FINANCIAL INFORMATION

CYBERIA HOLDINGS, INC. AND SUBSIDIARY


Index to Financial Information
Period Ended September 30, 2001



Item                                  Page Herein

Item 1 - Financial Statements:

Consolidated Balance Sheet                   3

Consolidated Statements of Operations        4

Consolidated Statements of Cash Flows        5

Notes to Condensed Consolidated
Financial Statements                         6

Item 2 -  Management's Discussion
          and Analysis                       7





CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

September 30, 2001

ASSETS

Current Assets

Accounts receivable, less allowance
for doubtful accounts of $84,600      $     252,675
Work in process                              67,888
Prepaid expenses                             11,239
Deferred tax asset                           47,800
Due from affiliates                             826
Total Current Assets                        380,428

Non-Current Assets

Property, plant and equipment(net)          138,017
Deferred tax asset                           34,500
Other assets                                 55,469
Total Non-Current Assets                    227,986


Total Assets                           $    608,414


LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

Book overdraft                         $     56,069
Accounts payable and accrued expenses       214,851
Deferred income                             131,721
Due to affiliate                            480,381
Accrued payroll and payroll taxes            42,191
Capital lease payable - current              56,850

Total Current Liabilities                   982,063

Long Term Liabilities

Capital lease payable - long term            27,841

Total Long Term Liabilities                  27,841


Stockholders' Deficit
Common stock                                  3,000
Additional paid in capital                    9,269
Accumulated deficit                        (413,759)
Total Stockholders' Deficit                (401,490)

Total Liabilities
& Stockholders' Deficit                 $   608,414





CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS





                          THREE MONTHS ENDED    NINE MONTHS ENDED
                           SEPTEMBER 30,           SEPTEMBER 30,
                           2001       2000        2001       2000

Sales              $     603,270  $ 420,390 $ 1,783,634 $ 1,926,754

Cost of sales            411,591    188,575   1,323,046     556,221
General and
administrative
expenses                 261,271    556,365     712,915   1,692,896

Total expenses           672,862    744,940   2,035,961   2,249,117

Net loss
from operations          (69,592)  (324,550)   (252,327)   (322,363)

Other income (expense)
Interest income              157        273      19,558       4,213
Interest (expense)        (6,390)    (6,411)    (43,857)    (18,635)
Total other (expense)     (6,233)    (6,138)    (24,299)    (14,422)

Loss from operations
before taxes and
minority interest        (75,825)  (330,688)   (276,626)   (336,785)

Benefit from (Provision for)
income taxes               5,284        (21)      5,284      (7,007)

Net loss before
minority interest        (70,541)  (330,709)   (271,342)   (343,792)

Minority interest              -    (62,018)          -     (54,153)

Net loss             $   (70,541) $(268,691)  $(271,342)  $(289,639)

Basic and diluted
loss per share       $     (.002) $   (.009)  $   (.009)  $  (.010)

Weighted average common
Shares outstanding    30,000,000  30,000,000  30,000,000  30,000,000





CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS




                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                       2001            2000

Operating Activities:

Net loss from
continuing operations            $  (271,342)   $    (289,639)
Adjustments to reconcile
net income
to net cash provided by
operating activities:
Depreciation and amortization         77,330           90,908
Minority interest                         -           (60,985)
(Increase) decrease in:
Accounts receivable                 (105,014)         (65,082)
Work in process                      (62,843)          (2,631)
Prepaid and other
current assets                       (12,739)           9,346
Due from officer                      29,687           (2,248)
Other assets                          (8,248)          (4,621)
Increase (decrease) in:
Accounts payable and
accrued expenses                       3,327           98,675
Book overdraft                        56,069          (10,492)
Due to affiliates                    224,415           81,933
Accrued payroll                      (16,358)          64,676
Income tax payable                   (15,751)              96
Deferred income                       42,941          126,218

Net cash provided by
(used in)Operating
activities - continuing              (58,526)          36,154

Net cash provided by
(used in)Operating
activities - discontinued                 -              (811)

Investing Activities:

Purchase of equipment                 (4,547)         (11,467)

Net cash provided by (used in)
investing activities                  (4,547)         (11,467)

Financing Activities:
Capital lease payments               (42,523)         (51,313)
Notes and loan payable              (100,000)               -

Net cash provided (used in)
Financing activities                (142,523)         (51,313)

Net increase (decrease)
in cash                             (205,596)         (27,437)

Cash, beginning of period            205,596           27,437

Cash, end of period                $       0       $        0

Cash paid for interest             $  47,207       $   19,456

Cash paid for income taxes         $   1,600       $    6,809




CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

1. Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2. Financial Statements

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, Media
Revolution. All significant intercompany balances, transactions and stockholdings have been eliminated.

3. Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The Company has reclassified non-salary expenses to Cost of Sales from General and Administrative Expenses based on total direct labor hours to form a direct cost overhead charge.

4. Furniture and Equipment

Furniture and equipment at September 30, 2001 (unaudited) consisted of the following:


Furniture and fixtures     $      24,073
Computer equipment               424,457
Office equipment                  20,584

                                 469,114

Less accumulated depreciation
and amortization                 331,097

     Total                 $     138,017

Depreciation expense was $77,330 and $90,908 for the nine months ended September 30, 2001 and 2000, respectively.

5. Subsequent Event

In October 2001, the Company received $20,000 pursuant to two $20,000, 8% Convertible Promissory Notes (the "Notes") issued on August 17, 2001 to the Company's two principal shareholders/officers. The holders of the Notes have the option to convert the Notes at any time after the date of issuance of the Notes. The Notes and any accrued interest are convertible at the average of the low bid and asked price of the Company's common stock for the three trading days prior to conversion. Principal and any unpaid interest on the Notes are due on demand.

In accordance with generally accepted accounting principles, the difference between the conversion price of the Notes and the Company's stock price on the date of issuance of the Notes is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the Notes to the time at which the Notes first become convertible.




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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
2001 vs. SEPTEMBER 30, 2000

Net sales for the three month period ended September 30, 2001 were $603,270 as compared to $420,390 for the three month period ended September 30, 2000, an increase of $182,880 or 44%. The increase was due to more high revenue projects for the current quarter than for the same period last year and also a revenue reversal of $48,300 taken in the period ended September 30, 2000 to offset the cancellation of a project recognized in the period ended March 31, 2000.

Cost of sales was $411,591 for the three month period ended September 30, 2001 as compared to $188,575 for the three month period ended September 30, 2000, an increase of $223,016 or 118%. This increase is due to the implementation of a system for tracking direct labor that has allowed the Company to more accurately record the labor cost dedicated to each project. The result of the new system allocates more labor to cost of sales and less to general and administrative expenses.

General and administrative expenses were $261,271 for the three month period ended September 30, 2001 compared to $556,365 for the three month period ended September 30, 2000, a decrease of $295,094 or 53%. The decrease in expenses is due in part to the new system utilized for tracking direct labor, which has allowed the Company to more accurately record the labor cost dedicated to each project. The result of the new system allocates more labor to cost of sales and less to general and administrative expenses. Cost reductions in payroll and payroll-related expenses and marketing expenses also contribute to the reduction in general and administrative expenses.

The Company instituted a new reporting procedure to present a more reasonable presentation of Cost of Sales, by reclassifying non-salary expenses to Cost of Sales from General and Administrative Expenses. The allocation of non-salary expenses to direct costs is based on total direct labor hours to form a direct cost overhead charge. For presentation purposes, the year 2000 comparative Cost of Sales and General and Administrative Expenses have been adjusted to reflect the overhead allocation based on direct labor hours captured for the comparative period at the same overhead rate as is used for year 2001.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
2001 vs. SEPTEMBER 30, 2000

Net sales for the nine month period ended September 30, 2001 were $1,783,634 as compared to $1,926,754 for the nine month period ended September 30, 2000, a decrease of $143,120 or 7%. Sales recognized for the current year are at a much more stable rate than the sales levels recognized last year, which recognized 46% of the year's sales in the first quarter of year 2000. On an annualized basis, sales for the current year through September 30, 2001 are less than 1% below the annualized sales for the year ended December 31, 2000. The composition of the client base includes entertainment-based clients and clients in new target sectors, primarily start up companies and "dot.com" companies.

Cost of sales was $1,323,046 for the nine month period ended September 30, 2001 as compared to $556,221 for the nine month period ended September 30, 2000, an increase of $766,825 or 138%. This increase is due to the implementation of a system for tracking direct labor that has allowed the Company to more accurately record the labor cost dedicated to each project. The result of the new system allocates more labor to cost of sales and less to general and administrative expenses.

General and administrative expenses were $712,915 for the nine month period ended September 30, 2001 compared to $1,692,896 for the nine month period ended September 30, 2000, a decrease of $979,981 or 58%. The decrease in expenses is due in part to the new system utilized for tracking direct labor, which has allowed the Company to more accurately record the labor cost dedicated to each project. The result of the new system allocates more labor to cost of sales and less to general and administrative expenses. Cost reductions in payroll and payroll-related expenses and marketing expenses also contribute to the reduction in general and administrative expenses.

The Company instituted a new reporting procedure to present a more reasonable presentation of Cost of Sales, by reclassifying non-salary expenses to Cost of Sales from General and Administrative Expenses. The allocation of non-salary expenses to direct costs is based on total direct labor hours to form a direct cost overhead charge. For presentation purposes, the year 2000 comparative Cost of Sales and General and Administrative Expenses have been adjusted to reflect the overhead allocation based on direct labor hours captured for the comparative period at the same overhead rate as is used for year 2001.

Liquidity and Capital Resources

At September 30, 2001, the Company had a working capital deficiency of $601,635. The ratio of current assets to current liabilities was approximately .39 to 1 at September 30, 2001. At September 30, 2001, the Company had a stockholders' deficiency of $401,490. To date, the Company has funded its activities principally from cash flows generated from operations. The Company has had to supplement its operational cash flow with near term financing. The Company had an outstanding line of credit amount of $391,000 at September 30, 2001. The Company is currently negotiating with major shareholders about the possibility of making additional capital investments, should the need for funding arise.

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

        (b)  Reports on Form 8-K.

        Listed below are reports on Form 8-K
        filed during the
        fiscal quarter ended September 30, 2001.

        None.




SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CYBERIA HOLDINGS, INC.
                                (Registrant)


Dated: November 16, 2001        By: /s/Jay Rifkin
                                    Jay Rifkin, President



Dated: November 16, 2001        By: /s/Jay Rifkin
                                    Jay Rifkin,
                                    Principal Financial Officer