Form 10KSB
period 2001-12-31
CYBERIA HOLDINGS INC
filed 2002-04-16
CIK 929752

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2001

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

State Issuer's revenues for its most recent fiscal year:
$2,447,399

As of March 31, 2002, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (530,000 shares) was approximately $34,450 (based upon the average bid and asked
prices of such stock on March 31, 2002).   The number of shares
outstanding of the Common Stock ($.0001 par value) of the Issuer as of the close of business on March 31, 2002 was 30,000,000.

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

     On January 13, 1997, the Company changed its corporate name to Cyberia Holdings, Inc., to reflect the change of direction and new business of the Company which resulted from the aforesaid transaction with Cyberia.

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

     For the years ended December 31, 2001 and 2000, the Company had net sales of approximately $2,477,000 and $2,414,000, respectively. During 2001 and 2000, the Company provided its services for approximately 26 and 47 projects, respectively. During the year ended December 31, 2001, sales to Sony Pictures Digital Entertainment, Inc. and Univessence Digital Studios (USA), Inc. represented 49.0% and 15.3%, respectively, of the Company's total net sales. The Company did not have any clients which represented 10% or more of the total net sales during the year ended December 31, 2000.

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

Employees

     In order to maintain high levels of creativity and quality, Media Revolution places great importance on recruiting
and retaining talented employees.   As of December 31, 2001,
Media Revolution employed approximately 19 full-time employees. Media Revolution also hires temporary employees and contract service providers as necessary.

Item 2.   Description of Property.

     The Company maintains its executive offices pursuant to a written agreement with 14th Street Grille, LLC, which is under common ownership. Such offices are located at 1531 14th Street, Santa Monica, California 90404. Rent expense was $264,305 and $238,800 for the years 2001 and 2000, respectively.

Item 3.   Legal Proceedings.

     In 2001, a former customer of Media Revolution commenced an action against Media Revolution in the Los Angeles Superior Court, State of California claiming an alleged breach of contract and seeking damages in the amount of $185,000. Such action was settled in March 2002 for $65,000 of which $45,000 was paid in March 2002 with the balance to be paid monthly thereafter at $1,500 per month until paid in full. Other than the foregoing, there are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

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


                                          Bid Prices
Period                                 High       Low

Year Ended December 31, 2001:

Jan. 1, 2001 to March 31, 2001     $0.140         $0.120
April 1, 2001 to June 30, 2001     $0.125         $0.120
July 1, 2001 to Sept. 30, 2001     $0.100         $0.090
Oct. 1, 2001 to Dec. 31, 2001      $0.090         $0.060

Year Ended December 31, 2000:

Jan. 1, 2000 to March 31, 2000     $0.500         $0.125
April 1, 2000 to June 30, 2000     $0.875         $0.313
July 1, 2000 to Sept. 30, 2000     $0.875         $0.250
Oct. 1, 2000 to Dec. 31, 2000      $0.250         $0.220

     (b)  Holders.

     As of March 31, 2002 there were approximately 25 record holders of the Company's Common Stock.

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

     Results of Operations

     Net sales for the year ended December 31, 2001 were $2,477,000 as compared to net sales for the year ended December 31, 2000 of $2,414,000, an increase of $63,000 or 3%. Sales for the year to customers in the film entertainment sector were very strong and accounted for 56% of the Company's revenues. These revenues more than offset a decrease in revenue for customers in the "dot.com" sector, due to the financial deterioration in that sector.

     Cost of sales was $1,622,000 for the year ended December 31, 2001 as compared to $762,000 for the year ended December 31, 2000, an increase of $860,000 or 113%. The increase is due to a higher concentration of Company resources utilized in customer project production. The Company has adopted a new reporting procedure to present a more reasonable presentation of Cost of Sales, by reclassifying direct labor and related overhead expenses from General and Administrative Expenses. Cost of Sales for the year ended December 31, 2000 has been restated to reflect the adoption of this procedure. The allocation of overhead expenses included in Costs of Sales is based on total direct labor hours used. The Company has also improved its system for tracking direct labor that has allowed the Company to more accurately record the labor cost dedicated to each project.

     General and administrative expenses were $1,157,000 for the year ended December 31, 2001 as compared to $2,209,000 for the year ended December 31, 2000, a decrease of $1,052,000 or 48%. The decrease in expenses is due primarily to increased efficiencies in utilizing resources as direct labor and a decrease in payroll costs. The decrease in payroll expenses in 2001 versus 2000 was $130,000. The decrease in expenses is also due in part to improvements in the system of direct labor tracking, which has allowed the Company to more accurately record the labor cost dedicated to each project. The result of the new system allocates more labor to cost of sales and less to general and administrative expenses.

     Loss from operations for the year ended December 31, 2001 was $302,000 as compared to $556,360 for the year ended December 31, 2000, a decrease in loss of $254,000, or 46%. This improvement is due primarily to the combination of increased revenues and decreased payroll expenses. The net loss for the year ended December 31, 2001 was $415,000 as compared to $339,000 for the year ended December 31, 2000, an increase in loss of $76,000, or 22%.

     Liquidity and Capital Resources

     At December 31, 2001, the Company had a working capital deficit of $687,543. The ratio of current assets to current liabilities was approximately .24 to 1 at December 31, 2001.
At December 31, 2001, the Company had a stockholder's deficiency of $545,288.

     During the year ended December 31, 2001, the Company increased its borrowings by $135,000 from a related party's line of credit which carries interest at prime plus .75 percent. It is anticipated that the Company's cash flows from operations will be sufficient to meet its cash and working capital requirements at least through 2002. Although we have historically relied upon financing provided by our officers to supplement operations, they are not legally obligated to provide the Company with any additional funding in the future. If the Company were to require funding in excess of its cashflow from operations, there can be no assurance that the Company will be able to obtain additional funding, or that any additional financing will be available to the Company on acceptable terms, to meet its capital demands through 2002/2003. If adequate funds are not available for operations, as required, the Company's results of operations will be materially adversely affected.

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

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     None.



PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons

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

                    Present Position        Has Served As
Name      Age       and Offices             Director Since


Jay Rifkin     46   President, Chief Executive    1997
                    Officer, Treasurer,
                    Chief Financial Officer
                    and Director

Hans Zimmer    44   Vice President, Secretary     1997
                    and Director

Martin Rifkin  40   Director                      1994

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

     HANS ZIMMER has been Vice President, Secretary and a Director of the Company since January 1997. Mr. Zimmer has been President of Remote Control Productions, Inc., which is a general partner of Media Ventures since 1989. Mr. Zimmer is an award winning composer having received an Academy Award and Golden Globe for Best Original Score for "The Lion King". He also received a Grammy Award as Producer of Best Children's Album and Best Instrumental Arrangement with Accompanying Vocalist for "The Lion King". Mr. Zimmer also received Academy Award Nominations for Best Original Score for the films "Rainman", "As Good As it Gets","The Thin Red Line" and "Gladiator". He has composed the scores for numerous other major motion pictures including but not limited to "Black Rain", "Driving Miss Daisy", "Bird on a Wire", "Days of Thunder", "Pacific Heights", "Thelma & Louise", "Crimson Tide" "Nine Months", "Prince of Egypt", "El Dorado", "Gladiator", "Mission Impossible II", "Pearl Harbor" and "Riding in Cars with Boys".

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

Item 10.  Executive Compensation.

     The Company has no employment agreements with any of its executive officers. The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2001, 2000, and 1999 of those persons who were, at December 31, 2001 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                    Summary Compensation Table

                         Annual
                         Compensation

Name and Principal  Fiscal
Position            Year      Salary         Bonus

Jay Rifkin,         2001      $0        $0
President and       2000      $0        $0

Chief Executive     1999      $0        $0

Officer

Hans Zimmer,        2001      $0        $0
Vice President and  2000      $0        $0
Secretary           999       $0        $0



                         Long-Term
                         Compensation



                              Restricted     Shares
Name and Principal  Fiscal    Stock          Underlying
Position            Year      Awards         Options

Jay Rifkin,         2001        0             0
President and       2000        0             0
Chief Executive     1999        0             0
Officer

Hans Zimmer,        2001        0             0
Vice President and  2000        0             0
Secretary           1999        0             0

     Since inception, no director has received any cash compensation for his services as such. In the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on behalf of the Company.

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 2002, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; and (iii) directors and executive officers of the Company as a group:

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


Item 12.  Certain Relationships and Related Transactions.

     The line of credit for the Company is available through an affiliate, Media Ventures. All affiliates can draw down on the line of credit, and the line of credit is collateralized by all assets of the Company and its affiliates. The line of credit bears interest at prime + .75% (4.75% at December 31, 2001). At December 31, 2001, $391,000 of the amount due to Media Ventures was for advances on the line of credit.

     See Part I, Item 2 elsewhere herein for information on the facilities leased by the Company. Rent expense paid to related parties was $264,305 and $238,800 for the years ended
December 31, 2001 and 2000, respectively.

     The Company paid $148,364 and $174,537 to an affiliate, 14th Street Grille, LLC, for management services rendered and general and administrative expenses for the years ended December 31, 2001 and 2000, respectively. On December 31, 2001, accounts payable and accrued expenses included $60,462 payable to 14th Street Grille, LLC.

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

                    CYBERIA HOLDINGS, INC.
                    (Registrant)

                    By: /s/ Jay Rifkin
                    Jay Rifkin, President

                    Dated: April 15, 2002



     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature           Title                    Date

/s/ Jay Rifkin      President, Chief         4/15/02
Jay Rifkin          Executive Officer,
                    Treasurer, Director
                    (Principal Executive
                    Officer and Principal
                    Financial Officer)

/s/ Hans Zimmer     Vice President,          4/15/02
Hans Zimmer         Secretary, Director



/s/ Martin Rifkin   Director                 4/15/02
Martin Rifkin

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
CONTENTS
December 31, 2001



                                             Page

INDEPENDENT AUDITOR'S REPORT                 F-2

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet              F-3 - F-4

     Consolidated Statements of Operations   F-5

     Consolidated Statements
        of Shareholders' Deficit             F-6

     Consolidated Statements of Cash Flows   F-7 - F-8

     Notes to Consolidated
        Financial Statements                 F-9 - F-17

INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Cyberia Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Cyberia Holdings, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberia Holdings, Inc. and subsidiary as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 8, 2002

                                           CYBERIA HOLDINGS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 2001

================================================================================


                                     ASSETS

CURRENT ASSETS
   Accounts receivable, less allowance for doubtful
      accounts of $84,600                                           $    112,718
   Revenue in excess of billings                                          93,460
   Prepaid expenses and other assets                                       7,687
                                                                    ------------

         Total current assets                                            213,865

PROPERTY AND EQUIPMENT, net                                              130,025
OTHER ASSETS                                                              28,757
                                                                    ------------

            TOTAL ASSETS                                            $    372,647
                                                                    ============

                                           CYBERIA HOLDINGS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 2001

================================================================================


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Book overdraft                                                     $  38,110
   Current portion of capital lease obligations                          47,099
   Accounts payable and accrued expenses                                176,216
   Short-term loans - related parties                                    49,954
   Due to affiliates                                                    489,498
   Accrued payroll and payroll taxes                                     17,877
   Deferred income                                                       42,386
   Convertible notes payable - related parties                           40,268
                                                                      ---------

      Total current liabilities                                         901,408

CAPITAL LEASE OBLIGATIONS, net of current portion                        16,527
                                                                      ---------

         Total liabilities                                              917,935
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
   Common stock, $0.0001 par value
      50,000,000 shares authorized
      30,000,000 shares issued and outstanding                            3,000
   Additional paid-in capital                                             9,269
   Accumulated deficit                                                 (557,557)
                                                                      ---------

         Total shareholders' deficit                                   (545,288)
                                                                      ---------

             TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT              $ 372,647
                                                                      =========

The accompanying notes are an integral part of these financial statements.


                                               CYBERIA HOLDINGS, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                   DECEMBER 31, 2001

====================================================================================


                                                            2001            2000
                                                        ------------    ------------
NET SALES                                               $  2,477,399    $  2,414,419
                                                        ------------    ------------

EXPENSES
   Cost of sales                                           1,622,336         761,932
   General and administrative expenses                     1,157,352       2,208,847
                                                        ------------    ------------

      Total expenses                                       2,779,688       2,970,779
                                                        ------------    ------------

LOSS FROM OPERATIONS                                        (302,289)       (556,360)
                                                        ------------    ------------

OTHER INCOME (EXPENSE)
   Interest income                                                --           4,490
   Income from minority interest                                  --         107,585
   Interest expense                                          (30,551)        (30,703)
                                                        ------------    ------------

      Total other income (expense)                           (30,551)         81,372
                                                        ------------    ------------

LOSS BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES       (332,840)       (474,988)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                     82,300        (135,894)
                                                        ------------    ------------

NET LOSS                                                $   (415,140)   $   (339,094)
                                                        ============    ============

BASIC AND DILUTED LOSS PER SHARE                        $     (0.014)   $     (0.011)
                                                        ============    ============

BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING     30,000,000      30,000,000
                                                        ============    ============

The accompanying notes are an integral part of these financial statements.


                                                       CYBERIA HOLDINGS, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                            FOR THE YEARS ENDED DECEMBER 31,

============================================================================================


                                                                    Retained
                                  Common Stock         Additional   Earnings
                             -----------------------    Paid-in   (Accumulated)
                               Shares       Amount      Capital      Deficit)       Total
                             ----------   ----------   ----------   ----------    ----------
BALANCE, DECEMBER 31, 1999   30,000,000   $    3,000   $    9,269   $  196,677    $  208,946

NET LOSS                                                              (339,094)     (339,094)
                             ----------   ----------   ----------   ----------    ----------

BALANCE, DECEMBER 31, 2000   30,000,000        3,000        9,269     (142,417)     (130,148)

NET LOSS                                                              (415,140)     (415,140)
                             ----------   ----------   ----------   ----------    ----------

BALANCE, DECEMBER 31, 2001   30,000,000   $    3,000   $    9,269   $ (557,557)   $ (545,288)
                             ==========   ==========   ==========   ==========    ==========

The accompanying notes are an integral part of these financial statements.


                                                   CYBERIA HOLDINGS, INC. AND SUBSIDIARY
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        FOR THE YEARS ENDED DECEMBER 31,

========================================================================================

                                                                    2001         2000
                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations                            $(415,140)   $(339,094)
   Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities
         Depreciation and amortization                               93,800      122,978
         Allowance for doubtful accounts                             10,830       73,770
         Minority interest                                               --     (107,585)
         Deferred income taxes                                       82,300      (71,124)
         (Increase) decrease in
            Accounts receivable                                      24,113      128,411
            Revenue in excess of billings                           (93,460)          --
            Prepaid expenses and other assets                        (1,701)       4,301
            Due from shareholder/officer/employees                   28,187       (2,086)
            Other assets                                             18,464       (4,621)
         Increase (decrease) in
            Accounts payable and accrued expenses                   (35,041)     164,689
            Income taxes payable                                    (15,751)     (12,350)
            Due to affiliates                                       233,417      113,056
            Accrued payroll and payroll taxes                       (40,671)      33,508
            Deferred income                                         (46,394)      87,280
                                                                  ---------    ---------

Net cash provided by (used in) continuing operating activities     (157,047)     191,133
Net cash used in discontinued operating activities                       --         (811)
                                                                  ---------    ---------

Net cash provided by (used in) operating activities                (157,047)     190,322
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                (8,298)     (15,652)
                                                                  ---------    ---------

Net cash used in investing activities                                (8,298)     (15,652)
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Book overdraft                                                    38,110      (24,863)
   Principal payments on capital lease obligations                  (68,315)     (71,648)
   Proceeds from short-term loans - related parties                  49,954           --
   Proceeds from convertible notes payable - related parties         40,000      100,000
   Payments on convertible note payable - related parties          (100,000)          --
                                                                  ---------    ---------

Net cash provided by (used in) financing activities                 (40,251)       3,489
                                                                  ---------    ---------

Net increase (decrease) in cash and cash equivalents               (205,596)     178,159
                                                                  ---------    ---------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        205,596       27,437

CASH AND CASH EQUIVALENTS, END OF YEAR                            $      --    $ 205,596
                                                                  =========    =========

The accompanying notes are an integral part of these financial statements.

                                           CYBERIA HOLDINGS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,

================================================================================

                                                          2001            2000
                                                       ---------       ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                       $  37,316       $  30,703
                                                       =========       =========

   INCOME TAXES PAID                                   $   1,600       $      --
                                                       =========       =========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the years ended December 31, 2001 and 2000, the Company entered into capital lease obligations for the use of equipment valued at $4,727 and $86,259, respectively.



The accompanying notes are an integral part of these financial statements.

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001




NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

On December 28, 1996, NW Venture Corp. ("NW Venture") acquired all of the outstanding stock of Cyberia, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of Cyberia, Inc. with Cyberia, Inc. as the acquirer (reverse acquisition). Subsequently, NW Venture's name was changed to Cyberia Holdings, Inc. ("CHI").

CHI designs Internet Web sites, computer games, and software and sells its services to customers in the United States.

In August 1996, CHI entered into a joint venture to form Media Revolution, LLC. CHI owns 80% of this entity and has control of the day-to-day operations. The remaining 20% is owned by an unrelated shareholder. Media Revolution, LLC has been consolidated with CHI in the accompanying consolidated financial statements with the minority interest reflected as a separate component of the consolidated balance sheet.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of CHI and its 80% owned subsidiary, Media Revolution, LLC
(collectively, the "Company"). All material intercompany transactions and balances have been eliminated.

Method of Accounting for Long-Term Contracts
The accompanying financial statements have been prepared using the percentage-of-completion method of accounting and, therefore, take into account the cost, estimated earnings, and revenue to date on fixed-fee contracts not yet completed.

The amount of revenue recognized at the statement date is the portion of the total contract price that the cost expended to date bears to the anticipated final cost based on current estimates of cost to complete. It is not related to the progress billings to customers. The method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

Because long-term contracts extend over one or more years, changes in job performance, changes in job conditions, and revisions in estimates of cost and earnings during the course of the work are reflected in the accounting period in which the facts that require the revision become known. Claims for additional contract revenue are recognized when realization of the claim is assured and the amount can reasonably be determined. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized.

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Method of Accounting for Long-Term Contracts (Continued) Contracts that are substantially complete are considered closed. Revenue earned on contracts in progress in excess of billings (underbillings) is classified as a current asset. Amounts billed in excess of revenue earned (overbillings) are classified as current liabilities.

Comprehensive Income
The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any changes in equity from non-owner sources.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2001, cash and cash equivalents consisted of cash in banks and money market funds.

Property and Equipment
Property and equipment are stated at cost. The Company provides for depreciation using accelerated and straight-line methods over the estimated useful lives as follows:

     Furniture and fixtures     7 years
     Computer equipment         5 years
     Office equipment           5 years

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

Fair Value of Financial Instruments
The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


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

Loss Per Share
The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company does not have any common stock equivalents.

Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk
The Company sells its services throughout the United States and extends credit to its customers and performs ongoing credit evaluations of such customers. The Company evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.

For the year ended December 31, 2001, two customers accounted for 49% and 15% of the Company's sales. At December 31, 2001, these customers accounted for 17% and 0%, respectively, of total accounts receivable. For the year ended December 31, 2000, no customers accounted for more than 10% of the Company's sales.

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect adoption of SFAS No. 141 to have a material impact, if any, on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company does not expect adoption of SFAS No. 142 to have a material impact, if any, on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for
certain obligations of lessees.    This statement is not
applicable to the Company.

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)
In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a
subsidiary for which control is likely to be temporary.    The
Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2001 consisted of the following:

     Furniture and fixtures          $24,072
     Computer equipment              431,949
     Office equipment                 21,571

                                     477,592
     Less accumulated depreciation   347,567

          Total                  $   130,025

Depreciation expense was $93,800 and $122,978 for the years ended December 31, 2001 and 2000, respectively.


NOTE 4 - SHORT-TERM LOANS - RELATED PARTIES

During the year ended December 31, 2001, the Company was loaned
$49,954 by two of its minority shareholders. Principal is due on demand, is unsecured, and does not accrue interest.

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 5 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

During the year ended December 31, 2000, the Company received $100,000 under a short-term convertible note payable to a related party. Interest at prime (9.5% at December 31, 2000), plus 2% was payable monthly, and the principal was due at maturity on May 1, 2001. For any amount not repaid by February 2, 2001, the holder had the right to convert the note and any unpaid interest at a price equal to 75% of the per share price of the first equity financing closed by the Company on or after February 1, 2001. In the event that the note was not converted in connection with the equity financing, it was to be repaid from the proceeds thereof at the election of the Company. The note was paid in full on February 1, 2001.

On October 29, 2001, the Company entered into a $20,000 short-term, convertible promissory note with the Secretary of the Company. The note bears interest at 8% per annum and is due on demand. At the option of the holder, the outstanding principal and accrued interest may be convertible, in whole and not in part, into shares of the Company's common stock at a rate equal to the average fair market value price of the Company's common stock for the three consecutive business dates immediately preceding the conversion date, which was determined to be the issuance date of the note. As the convertible note was convertible at a rate that approximated market value on the issuance date, no discount was recorded relative to a beneficial conversion feature.

On December 14, 2001, the Company entered into a $20,000 short-term, convertible promissory note with the President of the Company. The note bears interest at 8% per annum and is due on demand. At the option of the holder, the outstanding principal and accrued interest may be converted, in whole and not in part, into shares of the Company's common stock at a rate equal to the average fair market value price of the Company's common stock for the three consecutive business dates immediately preceding the conversion date, which was determined to be the issuance date of the note. As the convertible note was convertible at a rate that approximated market value on the issuance date, no discount was recorded relative to a beneficial conversion feature.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases
During the year ended December 31, 2000, Media Revolution, LLC entered into a capital lease agreement for equipment valued at $86,259. The capital lease obligations are payable in monthly installments of $2,938, including interest ranging between 13% and 14% per annum.

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

Leases (Continued)
During the year ended December 31, 2001, Media Revolution, LLC entered into a capital lease agreement for equipment valued at $4,727. The capital lease obligations are payable in monthly installments of $159, including interest ranging between 12.24% and 13.77% per annum.

The following is a schedule of payments under capital lease obligations:

      Year Ending
     December 31,

          2002                  $  52,830
          2003                     16,669
          2004                        794

                                   70,293
     Less amount
        representing interest       6,667

                                   63,626
     Less current portion          47,099

          Long-term portion     $  16,527

Leased capital assets included in property and equipment at December 31, 2001 consisted of the following:

     Computer equipment     $184,495
     Less accumulated
        depreciation         123,835

          Total             $ 60,660

Litigation
During the year ended December 31, 2001, a former customer of Media Revolution, LLC commenced an action against Media Revolution, LLC in the Los Angeles Superior Court, State of California, claiming an alleged breach of contract and seeking damages in the amount of $185,000. Such action was settled in March 2002 for $65,000, of which $45,000 was paid in March 2002, with the balance to be paid monthly thereafter at $1,500 per month until paid in full. Other than the foregoing, there are not any material pending legal proceedings to which the Company is a party or to which any of its property is subject.

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


NOTE 7 - RELATED PARTY TRANSACTIONS

The line of credit for the Company and all of the Company's affiliates is available through an affiliate, Media Ventures. All affiliates can draw on the line of credit, and the line of credit is collateralized by all assets of the Company and its affiliates. The line of credit bears interest at prime (4.75% at December 31, 2001), plus 0.75%. At December 31, 2001, $391,000 of the amount due to affiliates was due to Media Ventures for advances on the line of credit. During the years ended December 31, 2001 and 2000, the Company paid Media Ventures $22,783 and $23,097, respectively, for interest expense on the line of credit.

The Company paid Media Ventures $7,132 and $2,335 for related overhead costs for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, the amount due to affiliates included an amount due to Media Ventures for overhead costs of $22,144.

The Company paid $148,364 and $174,537 to an affiliate, 14th Street Grille, LLC, for management services rendered and general and administrative expenses for the years ended December 31, 2001 and 2000, respectively. The Company also has an operating lease agreement on a month-to-month basis with 14th Street Grille, LLC for office space. Monthly rent relating to this lease is $22,875. Total rent expense under this lease agreement for the years ended December 31, 2001 and 2000 was $264,305 and $238,800, respectively. At December 31, 2001, the amount due to 14th Street Grille, LLC was $60,462, which is included in due to affiliates in the accompanying consolidated balance sheet.


NOTE 8 - INCOME TAXES

Significant components of the provision for (benefit from)
income taxes for the years ended December 31, 2001 and 2000
were as follows:
                            2001           2000
Current
     Federal              $    -    $    (71,580)
     State                     -           6,811

                               -         (64,769)

Deferred
     Federal               82,300        (55,090)
     State                      -        (16,035)

                           82,300        (71,125)

          Total       $    82,300    $  (135,894)

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


NOTE 8 - INCOME TAXES (Continued)

Significant components of the Company's deferred tax assets and liabilities for income taxes consisted of the following at December 31, 2001:

Deferred tax assets
     Conversion from cash basis
       to accrual basis           $    (63,000)
     Allowance for
       doubtful accounts                33,000
     Vacation accrual                    7,000
     Deferred revenue                   17,000
     Net operating losses              297,000

        Total deferred tax assets      291,000

Less valuation allowance               291,000

          Net deferred tax asset   $        -

The valuation allowance increased by $291,000 during the year ended December 31, 2001. All other deferred tax assets were immaterial. As of December 31, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $762,000 and $635,000, respectively, which begin expiring in 2021 and 2011, respectively.

A reconciliation of the expected income tax computed using the federal statutory income rate to the Company's effective rate for the years ended December 31, 2001 and 2000 was as follows:

                                  2001              2000


Income tax computed at
  federal statutory tax rate       34.0%          34.0%
State taxes, net
  of federal benefit                6.0            6.0
Increase in valuation allowance   (64.0)             -
Under-accrual of prior year's
  deferred tax liabilities            -          (25.3)
Over-accrual of prior year's
  current tax provision               -           15.8
     Other                         (1.0)         (2.2)

          Total                   (25.0)%        28.3%


NOTE 9 - EMPLOYEE BENEFITS

Effective January 1, 2001, the Company established a deferred profit sharing 401(k) plan for the benefit of all eligible employees. The funding of this plan is discretionary and is determined annually by the Board of Directors. For the year ended December 31, 2001, no contributions were accrued or paid.

Exhibit 22.0



CYBERIA HOLDINGS, INC., PARENT AND SUBSIDIARY



Registrant:                   Cyberia Holdings, Inc.


Subsidiary, 80% of which
is owned by the Registrant:   Media Revolution, LLC