Form 10QSB
period 2002-03-31
CYBERIA HOLDINGS INC
filed 2002-05-20
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2002

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

Common, $.0001 par value per share: 30,000,000
outstanding as of May 1, 2002

PART I - FINANCIAL INFORMATION

CYBERIA HOLDINGS, INC. AND SUBSIDIARY


Index to Financial Information
Period Ended March 31, 2002



Item                                   Page Herein

Item 1 - Financial Statements:

Consolidated Balance Sheet                   3

Consolidated Statements of Operations        4

Consolidated Statements of Cash Flows        5

Notes to Condensed Consolidated
Financial Statements                         6

Item 2 -  Management's Discussion
          and Analysis                       7

CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
(UNAUDITED)
March 31, 2002

ASSETS

Current Assets

     Cash                                 $    10,360
     Accounts receivable, less allowance
     for doubtful accounts of $84,600         164,529
     Work in process                           95,831
     Prepaid expenses                          14,784
     Due from affiliates                           20
     Revenue in Excess of Billings             74,724
     Total Current Assets                     360,248

Non-Current Assets

     Property, plant and equipment(net)       117,465
     Other assets                              21,354
     Total Non-Current Assets                 138,819


Total Assets                               $  499,067


LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

     Book overdraft                         $ 107,933
     Accounts payable and accrued expenses    134,575
     Accrued payroll and payroll taxes         45,468
     Notes and loans payable                   41,078
     Deferred income                           52,843
     Due to affiliate                         664,444
     Due to others - current                   53,495
     Capital lease payable - current           42,157

Total Current Liabilities                   1,141,993

Long Term Liabilities

     Capital lease payable - long term          5,779
     Due to others - long term                 49,800

Total Long Term Liabilities                    55,579


Stockholders' Deficit
     Common stock                               3,000
     Additional paid in capital                 9,269
     Accumulated deficit                     (710,774)
Total Stockholders' Deficit                  (698,505)

Total Liabilities
& Stockholders' Deficit                     $ 499,067

CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)





                                    THREE MONTHS ENDED
                                         MARCH 31,
                                     2002         2001


Sales                        $     358,820   $  610,430


Cost of sales                      166,995      620,325

General and
administrative expenses            335,492      126,637


     Total expenses                502,487      746,962


Loss from operations              (143,667)    (136,532)


Other income (expense)
     Interest income                   132       18,955

     Interest expense               (9,682)     (28,473)

     Total other expense            (9,550)      (9,518)


Net loss                        $ (153,217)   $(146,050)


Basic and diluted loss
per share                       $    (.005)   $   (.005)


Weighted average common
Shares outstanding               30,000,000  30,000,000

CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                          THREE MONTHS ENDED
                                               MARCH 31,
                                         2002           2001
Operating Activities:

     Net loss                     $   (153,217)   $   (146,050)
     Adjustments to
         reconcile net loss
     to net cash provided by
     operating activities:
     Depreciation
         and amortization               19,970          32,058
     (Increase) decrease in:
     Accounts receivable               (51,811)        (84,498)
     Work in process                   (92,980)          4,661
     Prepaid and
         other current assets           (8,638)        (14,848)
     Due from officer                       -           28,187
     Other assets                        7,403             248
     Increase (decrease) in:
     Accounts payable and
     accrued expenses                  (41,641)         28,196
     Due to affiliates                  46,825          17,833
     Due to others                      50,132              -
     Accrued payroll                    27,591         (18,290)
     Deferred income                    29,193         356,657

Net cash (used in) provided by
     Operating activities             (167,173)        204,154

Investing Activities:

     Purchase of equipment              (7,410)         (1,519)

Net cash used in
     Investing activities               (7,410)         (1,519)

Financing Activities:
     Book overdraft                     69,823              -
     Due to affiliates                 130,000              -
     Capital lease payments            (15,690)        (17,000)
     Notes and loan payable                810        (100,000)

Net cash provided by (used in)
     Financing activities              184,943        (117,000)

Net increase in cash                    10,360          85,635

Cash, beginning of period                   -          205,596

Cash, end of period                  $  10,360       $ 291,231

Cash paid for interest               $   2,180       $  36,634

Cash paid for income taxes           $      -        $   1,700

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)

1.   Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

2.        Financial Statements

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, Media
Revolution. All significant intercompany balances, transactions and stockholdings have been eliminated.

3.        Overview of Business

The Company designs Internet Web sites, computer games, and software and sells its services to customers in the United
States.

Item 2.   Management's Discussion and Analysis

The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report and is qualified in its entirety by the foregoing.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002
vs. MARCH 31, 2001


Net sales for the three month period ended March 31, 2002 were $358,820 as compared to $610,430 for the three month period ended March 31, 2001, a decrease of $251,610 or 41%. The decrease in sales is the result of an industry-wide slow down in business following the terrorist attacks in New York City and Washington, D.C. Late in the year is traditionally a sluggish period for the generation of new sales, but the national economic slowdown led our customers to delay the commencement of new projects later than normal. As a result, projects expected to commence early in the quarter commenced late in the quarter or early in the second quarter, thus greatly reducing the recognition of sales for the quarter.

Cost of sales was $166,995 for the three month period ended March 31, 2002 as compared to $620,325 for the three month period ended March 31, 2001, a decrease of $453,330 or 73%.
The cost of sales has a close relation to the recognition of sales. Since the net sales figure was deflated for the quarter, the cost of sales was also deflated. The gross margin for the quarter is 53%, which is a normal margin.

General and administrative expenses were $335,492 for the three month period ended March 31, 2002 compared to $126,637 for the three month period ended March 31, 2001, an increase of $208,855 or 165%. The increase in expenses is due to less direct labor and overhead from a relatively fixed labor and overhead pool to allocate to cost of sales, which was lower than normal. When cost of sales and general and administrative expenses are considered in the aggregate, expenses have decreased year to year. Company payroll has decreased $117,000, or 26%, for the quarter ended March 31, 2002 as compared to the same period for year 2001.

Liquidity and Capital Resources

At March 31, 2002, the Company had a working capital deficiency of $781,745. The ratio of current assets to current liabilities was approximately .32 to 1 at March 31, 2002. At March 31, 2002, the Company had a stockholders' deficiency of $698,505. To date, the Company has funded its activities principally from cash flows generated from operations. The Company has had to supplement its operational cash flow with short term financing from related parties.

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

               (b)  Reports on Form 8-K.

               Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 2002.

               None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CYBERIA HOLDINGS, INC.
                              (Registrant)


Dated: May 20, 2002           By: /s/ Jay Rifkin
                              Jay Rifkin, President



Dated: May 20, 2002           By: /s/ Jay Rifkin
                              Jay Rifkin, Principal Financial
                              Officer