Form 10QSB
period 2002-06-30
CYBERIA HOLDINGS INC
filed 2002-09-13
CIK 929752

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2002

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

Common, $.0001 par value per share: 30,000,000
outstanding as of August 1, 2002

PART I - FINANCIAL INFORMATION

CYBERIA HOLDINGS, INC. AND SUBSIDIARY


Index to Financial Information
Period Ended June 30, 2002



Item                                   Page Herein

Item 1 - Financial Statements:

Consolidated Balance Sheet                     3

Consolidated Statements of Operations          4

Consolidated Statements of Cash Flows          5

Notes to Condensed Consolidated
Financial Statements                            6

Item 2 - Management's Discussion and Analysis   7

CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
(UNAUDITED)
June 30, 2002

ASSETS

Current Assets

Cash                                   $  20,866
Accounts receivable, less allowance
for doubtful accounts of $84,600         435,648
Work in process                          132,551
Prepaid expenses                          27,110
Due from affiliates                           20
Revenue in Excess of Billings              4,412
Total Current Assets                     620,607

Non-Current Assets

Property, plant and equipment (net)       98,082
Other assets                              21,379
Total Non-Current Assets                 119,461


Total Assets                         $   740,068


LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

Book overdraft                       $   104,246
Accounts payable and accrued expenses     89,343
Accrued payroll and payroll taxes         57,828
Notes and loans payable                   41,905
Deferred income                          260,801
Due to affiliate                         781,722
Due to minority shareholders              49,954
Capital lease payable - current           31,808

Total Current Liabilities              1,417,607

Long Term Liabilities

Capital lease payable - long term          1,500
Due to others - long term                149,800

Total Long Term Liabilities              151,300


Stockholders' Deficit
Common stock                               3,000
Additional paid in capital                 9,269
Accumulated deficit                     (841,108)
Total Stockholders' Deficit             (828,839)

Total Liabilities
& Stockholders' Deficit               $  740,068

CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)





                      THREE MONTHS ENDED        SIX MONTHS ENDED
                          JUNE 30,                 JUNE 30,
                       2002      2001        2002          2001

Sales              $  458,722 $  569,934  $ 817,542    $ 1,180,364


Cost of sales         254,521    291,130    421,516        911,455

General and
administrative
expenses              321,838    325,007    657,330        451,644


Total expenses        576,359    616,137  1,078,846      1,363,099


Loss from operations (117,637)   (46,203)  (261,304)      (182,735)


Other income (expense)
Interest income           129        249        261         19,204
Other income              285          0        285              0
Interest expense      (13,111)    (8,994)   (22,793)       (37,467)

Total other expense   (12,697)    (8,745)   (22,247)       (18,263)


Net loss            $(130,334)  $(54,948) $(283,551)     $(200,998)


Basic and diluted loss
per share           $   (.004)  $ (.002)  $   (.009)     $  (.007)


Weighted average
common
Shares
outstanding         30,000,000 30,000,000 30,000,000    30,000,000

CYBERIA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                             SIX MONTHS ENDED
                                 JUNE 30,
                           2002             2001
Operating Activities:

Net loss                 $ (283,551)   $  (200,998)
Adjustments to
reconcile net loss
to net cash used in
operating activities:
Depreciation and
amortization                 39,940          46,167
(Increase) decrease in:
Accounts receivable        (322,930)       (263,247)
Work in process            (129,700)        (94,937)
Prepaid and other
current assets              (20,964)        (26,505)
Due from officer                 -           26,101
Other assets                  7,378          (6,243)
Increase (decrease) in:
Accounts payable and
accrued expenses            (86,873)         47,658
Due to affiliates           119,103          75,161
Due to others                46,591              -
Accrued payroll               39,951        (27,049)
Income tax payable                -         (15,751)
Deferred income              307,463        342,965

Net cash used in
Operating activities        (283,592)       (96,678)

Investing Activities:

Purchase of equipment         (7,997)        (1,519)

Net cash used in
Investing activities          (7,997)        (1,519)

Financing Activities:
Book overdraft                66,136         45,831
Due to affiliates            175,000             -
Due to others                100,000             -
Capital lease payments       (30,318)       (31,625)
Notes and loan payable         1,637       (100,000)

Net cash provided by (used in)
Financing activities         312,455        (85,794)

Net increase (decrease)
in cash                       20,866       (183,991)

Cash, beginning of period         -         205,596

Cash, end of period         $ 20,866     $   21,605

Cash paid for interest      $  8,056     $   42,808

CYBERIA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(UNAUDITED)

1.   Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 vs.
JUNE 30, 2001


Net sales for the three month period ended June 30, 2002 were $459,000 as compared to $570,000 for the three month period ended June 30, 2001, a decrease of $111,000 or 19%. Sales in the current period were composed of a greater number of smaller scale projects as compared to the same period last year. Two large scale projects recognized revenue in the current quarter, one in the research phase and the other in the final phase. These phases generate less revenue than the build and design phases, which is the reason less revenue was recognized in the current period as compared to the same period last year.

Cost of sales was $255,000 for the three month period ended June 30, 2002 as compared to $291,000 for the three month period ended June 30, 2001, a decrease of $36,000 or 12%. The cost of sales has a close relation to the recognition of sales. Since the net sales figure was deflated for the quarter, the cost of sales was also deflated. The gross margin for the quarter is 45%, which is a normal margin.

General and administrative expenses were $322,000 for the three month period ended June 30, 2002 compared to $325,000 for the three month period ended June 30, 2001, a decrease of $3,000 or 1%. Non-direct payroll and consulting costs remained relatively constant in the period as compared to the same period last year.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 vs.
JUNE 30, 2001


Net sales for the six month period ended June 30, 2002 were $818,000 as compared to $1,180,000 for the six month period ended June 30, 2001, a decrease of $362,000 or 31%. The decrease is attributable to an industry-wide slowdown which led our customers to delay the commencement of new projects. As a result, revenue recognized in the first quarter was pushed into the second quarter of this year, depressing sales in total for the year to date.

Cost of sales was $422,000 for the six month period ended June 30, 2002 as compared to $911,000 for the six month period ended June 30, 2001, a decrease of $489,000 or 54%. The cost of sales has a close relation to the recognition of sales. Since the net sales figure was deflated year to date, the cost of sales was also deflated. The gross margin for the year to date is 48%, which is a normal margin.

General and administrative expenses were $657,000 for the six month period ended June 30, 2002 compared to $452,000 for the six month period ended June 30, 2001, an increase of $205,000 or 45%. The increase in expenses is due to less direct labor and overhead from a relatively fixed labor and overhead pool to allocate to cost of sales. This increase was attributable to the reduction in cost of sales recognized in the first quarter. When cost of sales and general and administrative expenses are considered in the aggregate, expenses have decreased year to year.

Liquidity and Capital Resources

At June 30, 2002, the Company had a working capital deficiency of $797,000. The ratio of current assets to current liabilities was approximately .44 to 1 at June 30, 2002. At June 30, 2002, the Company had a stockholders' deficiency of $829,000. To date, the Company has funded its activities principally from cash flows generated from operations. The Company has had to supplement its operational cash flow with short term financing from related parties.

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

        None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

99.1 Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 2002.

Form 8-K (dated May 17, 2002).   Items 4 and 7.  Changes in
Registrant's Certifying Accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CYBERIA HOLDINGS, INC.
                            (Registrant)


Dated: September 13, 2002   By : /s/ Jay Rifkin
                            Jay Rifkin, President


Dated: September 13, 2002   By : /s/ Jay Rifkin
                            Jay Rifkin, Principal Financial Officer

CERTIFICATIONS

I, Jay Rifkin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cyberia
Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:     September 13, 2002       /s/ Jay Rifkin
                                   Jay Rifkin
                                   President and Principal
                                   Executive Officer


I, Jay Rifkin, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Cyberia
Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:     September 13, 2002         /s/ Jay Rifkin
                                    Jay Rifkin
                                    Principal Financial Officer



EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certifications as set forth in this Form 10-QSB have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-QSB covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.

Exhibit 99.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cyberia Holdings, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of the undersigned's knowledge, that:

(1)  The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:     September 13, 2002   /s/ Jay Rifkin
                               Jay Rifkin
                               Jay Rifkin,
                               President and
                               Principal Executive Officer

Date:     September 13, 2002   /s/ Jay Rifkin
                               Jay Rifkin
                               Principal Financial Officer